Form 10-Q
period 1997-09-30
MYSTIC FINANCIAL INC
filed 1998-02-17
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ To ____________

                       Commission file number 0-23533


                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)


                DELAWARE                                04-3401049
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


             60 HIGH STREET                               02155
         MEDFORD, MASSACHUSETTS
(Address of principal executive officers)               (Zip Code)


Registrant's telephone number, including area code    (781) 395-2800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  [ ]      NO      [X]

As of February 12, 1998, 2,711,125 shares of the registrant's common stock were outstanding. (See Note 3 to Financial Statements.)

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I  FINANCIAL INFORMATION                                        Page

Item 1  Financial Statements:

      Consolidated Balance Sheets - September 30, 1997
       and June 30, 1997                                                1

      Consolidated Statements of Income - Three months
       ended September 30, 1997 and 1996                                2

      Consolidated Statement of Changes in Surplus -
       Three months ended September 30, 1997                            3

      Consolidated Statements of Cash Flows - Three months
       ended September 30, 1997 and 1996                                4

      Notes to Consolidated Financial Statements -
       September 30, 1997                                               5

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      10

PART II  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                               18

      SIGNATURES                                                       19

                 Medford Co-Operative Bank and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                    September 30,   June 30,
                                                        1997          1997
                                                    -------------   --------
                                                            (Unaudited)

Assets
  Cash and due from banks                             $  4,615      $  3,953
  Federal funds sold                                     4,780         2,075
  Short-term investments                                   341           197
                                                      ----------------------

      Total cash and cash equivalents                    9,736         6,225

  Securities available for sale, at fair value           2,395         3,819
  Securities held to maturity, at amortized cost        17,502        17,504
  Federal Home Loan Bank stock, at cost                    858           858
  Loans, net of allowance for loan losses of $1,049
   and $977, respectively                              119,650       114,568
  Mortgage loans held for sale, net                      1,395           210
  Bank premises and equipment, net                       2,696         2,697
  Real estate held for investment, net                   1,827         1,840
  Accrued interest receivable                              899           870
  Due from Co-operative Central Bank                       669           669
  Other assets                                             448           393
                                                      ----------------------
                                                      $158,075      $149,653
                                                      ======================

Liabilities and Surplus
  Deposits                                            $133,126      $129,303
  Federal Home Loan Bank borrowings                     11,524         7,532
  Mortgagors' escrow accounts                              473           386
  Accrued interest payable                                 264           249
  Accrued expenses and other liabilities                   384           243
                                                      ----------------------

      Total liabilities                                145,771       137,713
                                                      ----------------------

Surplus                                                 12,116        11,761
Net unrealized gain on securities available for
 sale, net of tax effects                                  188           179
                                                      ----------------------

      Total surplus                                     12,304        11,940
                                                      ----------------------

                                                      $158,075      $149,653
                                                      ======================

    See accompanying notes to unaudited consolidated financial statements.

                 Medford Co-Operative Bank and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                               (In Thousands)

                                                       Three                Three
                                                    Months Ended         Months Ended
                                                 September 30, 1997   September 30, 1996
                                                 ------------------   ------------------
                                                               (Unaudited)

Interest and dividend income:
  Interest and fees on loans                           $2,395              $1,950
  Interest and dividends on investment
   securities                                             294                 263
  Other interest                                           96                 119
                                                       --------------------------

      Total interest and dividend income                2,785               2,332
                                                       --------------------------

Interest expense:
  Deposits                                              1,235               1,153
  Federal Home Loan Bank borrowings                       156                   9
                                                       --------------------------

      Total interest expense                            1,391               1,162
                                                       --------------------------

  Net interest income                                   1,394               1,170
  Provision for loan losses                                70                  25
                                                       --------------------------

  Net interest income, after provision for loan
   losses                                               1,324               1,145
                                                       --------------------------

Other income:
  Customer service fees                                   127                 124
  Gain on sales of mortgage loans                           7                  22
  Gain on sales of securities available for
   sale, net                                              141                   2
  Miscellaneous                                            70                  81
                                                       --------------------------

      Total other income                                  345                 229
                                                       --------------------------

Operating expenses:
  Salaries and employee benefits                          657                 631
  Occupancy and equipment expenses                        151                 115
  Data processing expenses                                 59                  40
  Other general and administrative expenses               203                 250
                                                       --------------------------

      Total operating expenses                          1,070               1,036
                                                       --------------------------

  Income before income taxes                              599                 338
  Provision for income taxes                              244                 139
                                                       --------------------------
  Net income                                           $  355              $  199
                                                       ==========================

   See accompanying notes to unaudited consolidated financial statements.

                 Medford Co-operative Bank and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                Consolidated Statement of Changes in Surplus
                               (In Thousands)

                                                     Net Unrealized
                                                   Gain on Securities     Total
                                        Surplus    Available for Sale    Surplus
                                        -------    ------------------    -------
                                                      (Unaudited)

Balance at June 30, 1997                $11,761           $179           $11,940

Net income                                  355              0               355

Change in net unrealized gain on
 securities available for sale, net
 of tax effects                               0              9                 9
                                        ----------------------------------------

Balance at September 30, 1997           $12,116           $188           $12,304
                                        ========================================

   See accompanying notes to unaudited consolidated financial statements.

                 Medford Co-Operative Bank and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                 Three                 Three
                                              Months Ended          Months Ended
                                           September 30, 1997    September 30, 1996
                                           ------------------    ------------------
                                                          (Unaudited)

Cash flows from operating activities:
  Net income                                    $   355               $   199
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Provision for loan losses                        70                    25
    Gain on sales of securities available
     for sale, net                                 (141)                   (2)
    Depreciation expense                             85                    79
    Mortgage loans originated for sale           (2,042)                    0
    Principal balance of mortgage loans sold        857                   829
    (Increase) decrease in accrued interest
     receivable                                     (29)                   22
    Increase in other assets                        (37)                   (6)
    Increase in accrued interest payable             15                    19
    Increase in accrued expenses and other
     liabilities                                    141                    42
                                                -----------------------------
      Net cash provided (used) by operating
       activities                                  (726)               (1,207)
                                                -----------------------------

Cash flows from investing activities:
    Proceeds from maturities of securities
     held to maturity                                 2                 4,005
    Purchase of securities held to maturity           -                (5,000)
    Purchase of securities available for sale      (743)               (1,569)
    Proceeds from sales of securities
     available for sale                           2,299                    48
    Loans originated, net of payments
     received                                    (5,152)               (4,831)
    Purchases of banking premises and
     equipment                                      (71)                  (30)
                                                -----------------------------
      Net cash used by investing activities      (3,665)               (7,377)
                                                -----------------------------

Cash flows from financing activities:
    Net increase in deposits                      3,823                   717
    Proceeds from borrowings                     12,000                 1,663
    Repayment of borrowings                      (8,008)                 (665)
    Net increase in mortgagors' escrow
     accounts                                        87                    35
                                                -----------------------------
      Net cash provided by financing
       activities                                 7,902                 1,750
                                                -----------------------------

Net change in cash and cash equivalents           3,511                (4,420)

Cash and cash equivalents at beginning
 of period                                        6,225                 8,771
                                                -----------------------------

Cash and cash equivalents at end of period      $ 9,736               $ 4,351
                                                =============================

Supplemental cash flow information:
    Interest paid on deposits                   $ 1,237               $ 1,146
    Interest paid on Federal Home Loan Bank
     borrowings                                     139                     -
    Income taxes paid                                30                    86

   See accompanying notes to unaudited consolidated financial statements.

                 Medford Co-Operative Bank and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 1997

1)  Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Medford Co-operative Bank and subsidiaries (the "Bank") presented herein should be read in conjunction with the consolidated financial statements of Medford Co-operative Bank for the year ended June 30, 1997, included in the registration statement on Form S-1 of Mystic Financial, Inc. ("Mystic" or the "Company"), the holding company for Medford Co-operative Bank. The financial statements of Mystic have been omitted because Mystic had not issued any stock, had no liabilities and had not conducted any business other than of an organizational nature as of September 30, 1997.

The unaudited consolidated interim financial statements herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2)  Commitments and Contingencies

At September 30, 1997, the Bank had outstanding commitments to originate loans amounting to approximately $8.3 million, unadvanced funds on construction loans and lines of credit amounting to approximately $263,000 and $3.1 million, respectively.

3)  Stock Conversion

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886. The Bank converted from a mutual institution on January 8, 1998. Mystic Financial, Inc. has been organized at the direction of the Board of Directors of the Bank and has acquired all of the capital stock of the Bank. The simultaneous conversion of the Bank to stock form, the issuance of the Bank's stock to the Company and the offer and sale of the common stock by the Company are herein referred to as the "Conversion."

The Company issued 2,711,125 shares at an initial offering price of $10.00 per share on January 8, 1998 raising gross proceeds of $27,111,250 and began trading on the Nasdaq National Market under the symbol "MYST" on January 9, 1998. Net proceeds of the initial offering were approximately $25.8 million. On January 8, 1998, the Company loaned approximately $3.2 million to the Company's Employee Stock Ownership Plan to fund its purchase of 216,890 shares of common stock of the Company in open-market purchases following completion of the Conversion.

4)  Investment Securities

The following table sets forth the Bank's investment securities at the dates indicated.

                                  September 30, 1997         June 30, 1997
                                ---------------------   ---------------------
                                Amortized      Fair     Amortized      Fair
                                   Cost        Value       Cost        Value
                                ---------      -----    ---------      -----
                                               (In Thousands)

Securities available for sale:
  Marketable equity securities    $ 2,128     $ 2,395     $ 3,543     $ 3,819
                                  ===========================================

Securities held to maturity:
  U.S. Government & Federal
   Agency Obligations             $14,982     $14,970     $14,976     $14,908

  Other bonds & obligations         2,520       2,526       2,528       2,523
                                  -------------------------------------------

      Total                       $17,502     $17,496     $17,504     $17,431
                                  ===========================================

5)  Loans

The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                       September 30, 1997        June 30, 1997
                                       ------------------     ------------------
                                       Amount     Percent     Amount     Percent
                                       ------     -------     ------     -------
                                                (Dollars in Thousands)

Residential mortgage loans            $ 94,146     78.7%     $ 90,203     78.7%

Commercial real estate loans            18,667     15.6        17,847     15.6

Commercial loans                         4,114      3.4         3,677      3.2

Consumer loans                           1,711      1.4         1,655      1.4

Home equity loans                        1,562      1.3         1,564      1.4

Construction loans                         786      0.7           976      0.9
                                      ----------------------------------------

Total loans                            120,986    101.1       115,922    101.2

Less:

Deferred loan origination fees              24      0.0           37       0.0

Unadvanced principal                       263      0.2          340       0.3

Allowance for loan losses                1,049      0.9          977       0.9
                                      ----------------------------------------

                                      $119,650    100.0%    $114,568     100.0%
                                      ========================================

6)  Allowance for Loan Losses

The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                           Three                  Three
                                        Months Ended           Months Ended
                                     September 30, 1997     September 30, 1996
                                     ------------------     ------------------
                                              (Dollars in Thousands)

Average loans, net                        $117,306               $ 97,787
                                          ===============================

Period-end net loans                      $119,650               $ 99,859
                                          ===============================

Allowance for loan losses at
 beginning of period                           977                    742

Provision for loan losses                       70                     25

Plus recoveries                                  2                      5

Loans charged-off                                0                    (10)
                                          -------------------------------

Allowance for loan losses at end
 of period                                $  1,049               $    762
                                          ===============================

Non-performing loans                      $    342               $    545
                                          ===============================

Ratios:

Allowance for loan losses to period
 end net loans                                0.87%                  0.76%

Allowance for loan losses to
 non-performing loans                       306.73%                139.82%

Net charge-offs (recoveries) to average
 loans, net                                  (0.01)%                 0.02%

7)  Deposits and Borrowed Funds

The following tables set forth the various types of deposits accounts at the Bank and the balances in these accounts as well as the borrowings of the Bank at the dates indicated.

                                    September 30, 1997          June 30, 1997
                                   --------------------      -------------------
                                    Amount      Percent      Amount      Percent
                                    ------      -------      ------      -------
                                               (Dollars in Thousands)

Deposits:

Savings deposits                   $ 40,802      30.7%      $ 40,794      31.6%

NOW accounts                         21,808      16.4         17,975      13.9

Money market deposits                 6,643       5.0          6,489       5.0

Demand deposits                       5,507       4.1          4,910       3.8

Certificates of deposits             58,366      43.8         59,135      45.7
                                   -------------------------------------------

Total deposits                     $133,126     100.0%      $129,303     100.0%
                                   ===========================================

Borrowed Funds:

Advances from Federal Home Loan
 Bank of Boston:

Maturities less than one year      $  5,424      47.1%      $  2,100      27.9%

Maturities greater than one year      6,100      52.9%         5,432      72.1%
                                   -------------------------------------------

Total borrowed funds               $ 11,524     100.0%      $  7,532     100.0%
                                   ===========================================

                 Medford Co-Operative Bank and Subsidiaries
                       Part I - Financial Information
              Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                             September 30, 1997

General

Medford Co-operative Bank (the "Bank") completed its conversion from a mutual to a stock institution and was simultaneously acquired by Mystic Financial, Inc. ("Mystic" or the "Company") on January 8, 1998. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements.
 Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates generally and changes in real estates values and other economic conditions in eastern Massachusetts, the Bank's principal market area. The Bank undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Additional information on potential factors which could affect the Bank's financial results are included in the registration statement on Form S-1 of Mystic.

The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and on borrowings from the Federal Home Loan Bank of Boston. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

The Bank's profitability is also affected by the level of other income and operating expenses. Noninterest income or other income consists primarily of service fees, loan servicing and other loan fees, and gains on sales of investment securities available for sale. Operating expenses consist of salaries and benefits, occupancy related expenses, and other general operating expenses.

The operations of the Bank, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of the financial institution's regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for real estate financing and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

In addition to those factors previously disclosed by the Company and Bank and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve Board, customer disintermediation, customers' acceptance of the Bank's products and services, the extent and timing of legislative and regulatory actions and reforms, and the ability of the Company and Bank to effectively deploy the capital it raised in its initial offering.

Average Balances, Interest and Average Yields

The following tables set forth certain information relating to the Bank's average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the tables. Interest earned on loan portfolios is net of reserves for uncollected interest. The investment securities in the following tables are presented at amortized cost.

                                    Three Months Ended September 30, 1997   Three Months Ended September 30, 1996
                                    -------------------------------------   -------------------------------------
                                    Average      Interest                    Average      Interest
                                    Balance   Income/Expense   Yield/Rate    Balance   Income/Expense   Yield/Rate
                                    -------   --------------   ----------    -------   --------------   ----------
                                                               (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                  $117,306      $2,395          8.17%      $ 97,787      $1,950          7.98%
  Investments                         20,228         294          5.81%        18,611         263          5.65%
  Other earning assets                 7,059          96          5.44%         7,423         119          6.41%
                                    --------------------                     --------------------
Total interest-earning assets        144,593       2,785          7.70%       123,821       2,332          7.53%
                                                  ------                                   ------
Cash and due from banks                3,214                                    2,054
Other assets                           5,784                                    5,587
                                    --------                                 --------
      Total assets                  $153,591                                 $131,462
                                    ========                                 ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits        $ 41,217         280          2.72%      $ 40,552         285          2.81%
  Now accounts                        19,094          86          1.80%        14,000          76          2.17%
  Money market deposits                6,520          43          2.64%         5,994          39          2.60%
  Certificates of deposit             59,003         826          5.60%        54,735         753          5.50%
                                    --------------------                     --------------------
      Total interest-bearing
       deposits                      125,834       1,235          3.93%       115,281       1,153          4.00%

  FHLB borrowings                      9,887         156          6.31%           522           9          6.90%
                                    --------------------                     --------------------

      Total interest-bearing
       liabilities                   135,721       1,391          4.10%       115,803       1,162          4.01%
                                                  ------                                   ------

Demand deposit accounts                5,509                                    4,059
Other liabilities                        464                                      463
                                    --------                                 --------

      Total liabilities              141,694                                  120,325

Surplus                               11,897                                   11,137
                                    --------                                 --------
Total liabilities and surplus       $153,591                                 $131,462
                                    ========                                 ========
Net interest income                               $1,394                                   $1,170
                                                  ======                                   ======
Interest rate spread                                              3.60%                                    3.52%
Net interest margin                                               3.86%                                    3.78%
Interest earning assets/
 interest-bearing liabilities:                                    1.07x                                    1.07x

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.

                                              Three Months Ended September 30,
                                                        1997 vs 1996
                                                     Increase (decrease)
                                              --------------------------------
                                                      Due to
                                                  ---------------
                                                  Rate     Volume     Total
                                                  ----     ------     -----
                                                       (In Thousands)

Interest and dividend income:

Loans, net                                        $ 47      $398      $445

Investments                                          8        23        31

Other earning assets                                (5)      (18)      (23)
                                                  ------------------------

      Total                                         50       403       453
                                                  ------------------------

Interest expense:

Deposits                                           (20)      102        82

Borrowed funds                                      (2)      149       147
                                                  ------------------------

      Total                                        (22)      251       229
                                                  ------------------------

Change in net interest income                     $ 72      $152      $224
                                                  ========================

Financial Condition and Results of Operation

Comparison of Financial Condition at September 30, 1997 and June 30, 1997.

The Bank's total assets increased by $8.4 million or 5.6% to $158.1 million
at September 30, 1997 from $149.7 at June 30, 1997.   The increase in total
assets is primarily attributable to a $5.1 million increase in net loans and a $2.8 million increase in federal funds sold and short-term investments. Total net loans increased by $5.1 million or 4.4% to $119.7 million or 75.7% of total assets at September 30, 1997 as compared to $114.6 million or 76.6% of total assets at June 30, 1997. Investment securities held by the Bank decreased by $1.4 million or 6.7% to $19.9 million at September 30, 1997 from $21.3 million in June 30, 1997. Federal Funds sold and short-term investments increased by $2.8 million to $5.1 million at September 30, 1997 from $2.3 million at June 30, 1997.

Total deposits increased by $3.8 million or 3.0% to $133.1 million at September 30, 1997 from $129.3 million at June 30, 1997. Total borrowings increased by $4.0 million to $11.5 million at September 30, 1997 from $7.5 million at June 30, 1997. The Bank's continued use of borrowed funds reflects additional funding needed to support its continued growth in net loans. Surplus increased by $364,000 or 3.0% to $12.3 million at September 30, 1997 from $11.9 million at June 30, 1997 as a result of net income of $355,000 and an increase in the net unrealized gain on securities available for sale of $9,000.

Comparison of the Operating Results for the Three Months Ended September 30, 1997 and 1996.

Net Income. The Bank's net income for the three months ended September 30, 1997 was $355,000 as compared to $199,000 for the three months ended September 30, 1996. This $156,000 or 78.4% increase in net income during the period was the result of an increase of $224,000 in net interest income and an increase of $116,000 in other income, offset by an increase of $45,000 in provision for loan losses, an increase of $34,000 in operating expenses, and an increase in provision for income taxes of $105,000. The Bank's continued expansion of its lending activities accounted for the increase in net interest income, while its other income increased due to gain on sales of investment securities. The return on average assets for the three months ended September 30, 1997 was .92% compared to .61% for the three months ended September 30, 1996.

Interest Income. Total interest and dividend income increased by $453,000 or 19.4% to $2.8 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996. The increase in interest income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans funded by maturing lower yield investment securities and other earning assets. The average balance of net loans for the three months ended September 30, 1997 was $117.3 million compared to $97.8 million for the three months ended September 30, 1996. The average yield on net loans was 8.17% for the three months ended September 30, 1997 compared to 7.98% for the three months ended September 30, 1996.

Interest Expense. Interest expense increased by $229,000 or 19.7% to $1.4 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. The reason for the increase in interest expense was the increase in the overall deposit balances as well as an increase in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $10.6 million or 9.2% to $125.8 million for the three months ended September 30, 1997 from $115.3 million for the three months ended September 30, 1996. Average borrowings increased by $9.4 million to $9.9 million for the three months ended September 30, 1997 from $522,000 for the three months ended September 30, 1996.

Net Interest Income. The net interest income for the three months ended September 30, 1997 was $1.4 million as compared to $1.2 million for the three months ended September 30, 1996. The $224,000 or 19.1% increase can be attributed to a combination of the $453,000 increase in interest and dividend income and the $229,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 17 basis points to 7.70% for the three months ended September 30, 1997 from 7.53% for the three months ended September 30, 1996, while the average cost on interest-bearing liabilities increased by 9 basis points to 4.10% for the three months ended September 30, 1997 from 4.01% for the three months ended September 30, 1996. As a result, the interest rate spread increased to 3.60% for the three months ended September 30, 1997 from 3.52% for the three months ended September 30, 1996.

Provision for Loan Losses. The provision for loan losses was $70,000 for the three months ended September 30, 1997 as compared to $25,000 for the three months ended September 30, 1996. At September 30, 1997, the balance of the allowance for loan losses was $1,049,000 or .87% of total loans. During the three months ended September 30, 1997, no amount was charged against allowance for loan losses while $2,000 in recoveries was credited to the allowance for loan losses. At September 30, 1996, the balance of the allowance for loan losses was $762,000 or .76% of total loans. During the three months ended September 30, 1996, $10,000 was charged against allowance for loan losses while $5,000 in recoveries was credited to the allowance for loan losses. Non-performing loans at September 30, 1997 and 1996 were $342,000 and $545,000, respectively.

Other Income. Other income was $345,000 for the three months ended September 30, 1997 compared to $229,000 for the three months ended September 30, 1996. The $116,000 or 50.7% increase was primarily the result of a $139,000 increase in gain on sales of investment securities and a decrease in the gain on the sale of mortgage loans held for sale of $15,000.

Operating Expenses. Operating expenses increased to $1.1 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996. The increase of $34,000 or 3.3% mainly resulted from a general increase in operating expenses. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a stock institution.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuation in prevailing interest rates. Since the Bank's principal interest-earning assets have longer terms to maturity than its primary source of funds, i.e. deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Banking institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

The term "interest rate sensitivity" refers to those assets and liabilities which mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions have historically operated in a mismatched position with interest-sensitive liabilities exceeding interest-sensitive assets in the short-term time periods. As noted above, one of the principal goals of the Bank's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

In order to properly manage interest rate risk, The Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank attempts to sell fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the Federal Home Loan Bank of Boston to match-fund the maturity or repricing interval of several larger commercial real estate mortgages.

In the future, in managing its interest rate sensitivity, the Bank intends to continue to stress the origination of adjustable-rate mortgages and loans with shorter maturities and the maintenance of a consistent level of short-term securities.

Liquidity and Capital Resources

The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Bank uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at September 30, 1997 was 19.0%.

A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Bank's operating, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds from the Federal Home Loan Bank of Boston. At September 30, 1997, the Bank had borrowings of $11.5 million from the FHLB of Boston.

At September 30, 1997, the Bank had $8.3 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $44.5 million at September 30, 1997. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 1997, the Bank exceeded all of its regulatory capital requirements.

Year 2000

The Company and the Bank are aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000.
 Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company and the Bank are utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's and the Bank's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Although the Company cannot currently estimate the extent to which any failure to process date information correctly could have a material adverse effect on the Company's business, operations or financial condition, management believes that, if not adequately addressed, such delays, errors or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Management has not yet assessed the year 2000 compliance expense and related potential affect on the Company's or the Bank's earnings. Actual costs will be charged to earnings as incurred. Such costs have not been material to date.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

            27.1  Financial Data Schedule

      (b)  Reports on Form 8-K

            None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYSTIC FINANCIAL, INC.

Date:  February 13, 1998               By:  /s/  Robert H. Surabian
                                                 Robert H. Surabian
                                       President and Chief Executive Officer


Date:  February 13, 1998               By:  /s/  Ralph W. Dunham
                                                 Ralph W. Dunham
                                       Executive Vice-President, Chief
                                       Financial Officer, and Treasurer