Form 10-Q
period 1997-12-31
MYSTIC FINANCIAL INC
filed 1998-02-17
CIK 1044880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ To ___________


                         Commission file number 0-23533


                             MYSTIC FINANCIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                04-3401049
-------------------------------------    --------------------------------------
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)


              60 HIGH STREET
          MEDFORD, MASSACHUSETTS                            02155
------------------------------------------    ---------------------------------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (781) 395-2800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [ ]     NO  [X]

As of February 12, 1998, 2,711,125 shares of the registrant's common stock were outstanding. (See Note 3 to Financial Statements).



                     MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                     INDEX

PART I                       FINANCIAL INFORMATION                         Page
------                       ---------------------                         ----

Item 1   Financial Statements:

           Consolidated Balance Sheets - December 31, 1997 and
            June 30, 1997                                                     1

           Consolidated Statements of Income - Three and Six months
            ended December 31, 1997 and 1996                                  2

           Consolidated Statement of Changes in Surplus - Six months
            ended December 31, 1997                                           3

           Consolidated Statements of Cash Flows - Six months ended
            December 31, 1997 and 1996                                        4

           Notes to Consolidated Financial Statements - December 31, 1997     5

Item 2   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                    21

         SIGNATURES                                                          22


                   Medford Co-Operative Bank and Subsidiaries
                         Part I - Financial Information
                         Item 1 - Financial Statements
                          Consolidated Balance Sheets
                                 (In Thousands)


                                                                 December 31,    June 30,
                                                                     1997          1997
                                                                 ------------    ---------
                                                                        (Unaudited)

Assets
  Cash and due from banks                                         $   4,663      $   3,953
  Federal funds sold                                                 27,883          2,075
  Short-term investments                                             15,177            197
                                                                  ------------------------
      Total cash and cash equivalents                                47,723          6,225

  Securities available for sale, at fair value                        2,707          3,819
  Securities held to maturity, at amortized cost                     16,501         17,504
  Federal Home Loan Bank stock, at cost                                 858            858
  Loans, net of allowance for loan losses of $1,138 and $977,
   respectively.                                                    122,941        114,568
  Mortgage loans held for sale,  net                                    898            210
  Bank premises and equipment, net                                    2,642          2,697
  Real estate held for investment, net                                1,813          1,840
  Accrued interest receivable                                           937            870
  Due from Co-operative Central Bank                                    669            669
  Other assets                                                          728            393
                                                                  ------------------------
                                                                  $ 198,417      $ 149,653
                                                                  ========================
Liabilities and Surplus
  Deposits                                                        $ 173,262      $ 129,303
  Federal Home Loan Bank borrowings                                  11,518          7,532
  Mortgagors' escrow accounts                                           526            386
  Accrued interest payable                                              312            249
  Accrued expenses and other liabilities                                187            243
                                                                  ------------------------
      Total liabilities                                             185,805        137,713
                                                                  ------------------------

  Surplus                                                            12,352         11,761
  Net unrealized gain on securities available for sale, net
   of tax effects                                                       260            179
                                                                  ------------------------

      Total surplus                                                  12,612         11,940
                                                                  ------------------------
                                                                  $ 198,417      $ 149,653
                                                                  ========================


    See accompanying notes to unaudited consolidated financial statements.

                   Medford Co-Operative Bank and Subsidiaries
                         Part I - Financial Information
                         Item 1 - Financial Statements
                       Consolidated Statements of Income
                                 (In Thousands)


                                                                           Three Months Ended               Six Months Ended
                                                                      ----------------------------    ----------------------------
                                                                      December 31,    December 31,    December 31,    December 31,
                                                                          1997            1996            1997            1996
                                                                      ------------    ------------    ------------    ------------
                                                                                              (Unaudited)
Interest and dividend income:
  Interest and fees on loans                                            $ 2,491         $ 2,075         $ 4,886         $ 4,025
  Interest and dividends on investment securities                           276             298             570             561
  Other interest                                                            170              64             266             183
                                                                        -------------------------------------------------------

      Total interest and dividend income                                  2,937           2,437           5,722           4,769
                                                                        -------------------------------------------------------

Interest expense:
  Deposits                                                                1,252           1,164           2,488           2,317
  Federal Home Loan Bank borrowings                                         180              38             335              47
                                                                        -------------------------------------------------------

      Total interest expense                                              1,432           1,202           2,823           2,364
                                                                        -------------------------------------------------------
Net interest income                                                       1,505           1,235           2,899           2,405
Provision for loan losses                                                    80              60             150              85
                                                                        -------------------------------------------------------

Net interest income, after provision for loan losses                      1,425           1,175           2,749           2,320
                                                                        -------------------------------------------------------

Other income:
  Customer service fees                                                     135             133             262             257
  Gain/(Loss) on sales of mortgage loans                                     16             (59)             23             (37)
  Gain/(Loss) on sales of securities available for sale, net                 (3)             75             138              77
  Co-operative Central Bank Share Insurance Fund Special Dividend            49              44              49              44
  Miscellaneous                                                               6              (3)             76              78
                                                                        -------------------------------------------------------
      Total other income                                                    203             190             548             419
                                                                        -------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                            765             773           1,422           1,404
  Occupancy and equipment expenses                                           95              72             246             187
  Data processing expenses                                                   65              42             124              82
  Other general and administrative expenses                                 308             259             511             509
                                                                        -------------------------------------------------------
      Total operating expenses                                            1,233           1,146           2,303           2,182
                                                                        -------------------------------------------------------
Income before income taxes                                                  395             219             994             557
Provision for income taxes                                                  159              86             403             225
                                                                        -------------------------------------------------------
Net income                                                              $   236         $   133         $   591         $   332
                                                                        =======================================================


    See accompanying notes to unaudited consolidated financial statements.

                   Medford Co-Operative Bank and Subsidiaries
                         Part I - Financial Information
                         Item 1 - Financial Statements
                  Consolidated Statement of Changes in Surplus
                                 (In Thousands)


                                                               Net Unrealized
                                                             Gain on Securities     Total
                                                 Surplus     Available For Sale    Surplus
                                                 --------    ------------------    --------

                                                                (Unaudited)

Balance at June 30, 1997                         $ 11,761          $ 179           $ 11,940

Net income                                            591              0                591

Change in net unrealized gain on securities
 available for sale, net of tax effects                 0             81                 81
                                                 ------------------------------------------

Balance at December 31, 1997                     $ 12,352          $ 260           $ 12,612
                                                 ==========================================


     See accompanying notes to unaudited consolidated financial statements

                   Medford Co-Operative Bank and Subsidiaries
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                  Six months ended     Six months ended
                                                                  December 31, 1997    December 31, 1996
                                                                  -----------------    -----------------
                                                                                (Unaudited)

Cash flows from operating activities:
  Net income                                                          $    591             $    332
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Provision for loan losses                                              150                   85
    Loss on sales of loans                                                   0                   18
    Gain on sales of securities available for sale                        (138)                 (77)
    Depreciation expense                                                   170                  155
    Mortgage loans originated for sale                                  (3,459)              (1,234)
    Principal balance of mortgage loans sold                             2,771                2,055
    Increase in accrued interest receivable                                (67)                 (11)
    Increase in other assets                                              (378)                (137)
    Increase in accrued interest payable                                    63                   42
    Decreases in accrued expenses and other liabilities                    (56)                (162)
                                                                      -----------------------------
      Net cash provided (used) by operating activities                    (353)               1,066
                                                                      -----------------------------

Cash flows from investing activities:
  Net decrease in certificates of deposit                                   --                1,000
  Proceeds from maturities of securities held to maturity                1,003                9,900
  Purchase of securities held to maturity                                   --              (11,496)
  Purchase of securities available for sale                               (922)              (2,432)
  Proceeds from sales of securities available for sale                   2,296                  815
  Loans originated, net of payments received                            (8,523)             (12,842)
  Proceeds from sale of loans                                               --                5,343
  Purchases of banking premises and equipment                              (88)                 (12)
                                                                      -----------------------------
       Net cash used by investing activities                             (6,234)             (9,724)
                                                                      -----------------------------

Cash flows from financing activities:
  Net increase in deposits                                              43,959                3,336
  Proceeds from borrowings                                              20,054                7,065
  Repayment of borrowings                                              (16,068)              (2,873)
  Net increase in mortgagors' escrow accounts                              140                   79
                                                                      -----------------------------
      Net cash provided by financing activities                         48,085                7,607
                                                                      -----------------------------

Net change in cash and cash equivalents                                 41,498               (1,051)

Cash and cash equivalents at beginning of period                         6,225                8,771
                                                                      -----------------------------

Cash and cash equivalents at end of period                            $ 47,723             $  7,720
                                                                      =============================

Supplemental cash flow information:
  Interest paid on deposits                                           $  2,447             $  2,297
  Interest paid on Federal Home Loan Bank borrowings                       313                   25
  Income taxes paid                                                        417                  386


    See accompanying notes to unaudited consolidated financial statements.

                   Medford Co-Operative Bank and Subsidiaries
                         Part I - Financial Information
                         Item 1 - Financial Statements
              Notes to Unaudited Consolidated Financial Statements
                               December 31, 1997


1)    Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Medford Co-operative Bank and subsidiaries (the "Bank") presented herein should be read in conjunction with the consolidated financial statements of Medford Co-operative Bank for the year ended June 30, 1997, included in the registration statement on Form S-1 of Mystic Financial, Inc. ("Mystic" or the "Company"), the holding company for Medford Co-operative Bank. The financial statements of Mystic have been omitted because Mystic had not issued any stock, had no liabilities and had not conducted any business other than that of an organizational nature as of December 31, 1997.

The unaudited consolidated interim financial statements herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accurals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.


2)    Commitments and Contingencies

At December 31, 1997, the Bank had outstanding commitments to originate loans amounting to approximately $9.0 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $390,000 and $3.0 million, respectively.


3)    Stock Conversion

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886. The Bank converted from a mutual institution on January 8, 1998. Mystic Financial, Inc. ("Mystic" or the "Company") has been organized at the direction of the Board of Directors of the Bank and has acquired all of the capital stock of the Bank. The simultaneous conversion of the Bank to stock form, the issuance of the Bank's stock to the Company and the offer and sale of the common stock by the Company are herein referred to as the "Conversion."

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

4)    Investment Securities

The following table sets forth the Bank's investment securities at the dates indicated.

                                                     December 31, 1997          June 30, 1997
                                                   ---------------------    ---------------------
                                                   Amortized      Fair      Amortized      Fair
                                                     Cost        Value        Cost        Value
                                                   ---------    --------    ---------    --------
                                                                   (In Thousands)

Securities available for sale:
  Marketable equity securities                     $  2,307     $  2,707    $  3,543     $  3,819
                                                   ==============================================
Securities held to maturity:
  U.S. Government & Federal Agency Obligations     $ 13,988     $ 13,989    $ 14,976     $ 14,908
  Other bonds & Obligations                           2,513        2,519       2,528        2,523
                                                   ----------------------------------------------
      Total                                        $ 16,501     $ 16,508    $ 17,504     $ 17,431
                                                   ==============================================

5)    Loans

The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                       December 31, 1997         June 30, 1997
                                      --------------------    --------------------
                                       Amount      Percent     Amount      Percent
                                      ---------    -------    ---------    -------
                                                 (Dollars in Thousands)

Residential mortgage loans            $  97,016     78.9%     $  90,203     78.7%
Commercial real estate loans             18,874     15.4         17,847     15.6
Commercial loans                          4,280      3.5          3,677      3.2
Consumer loans                            1,717      1.4          1,655      1.4
Home equity loans                         1,796      1.4          1,564      1.4
Construction loans                          812      0.6            976      0.9
                                      ------------------------------------------
Total loans                             124,495    101.2        115,922    101.2

Less:
Deferred loan origination fees               26      --              37      --
Unadvanced principal                        390      0.3            340      0.3
Allowance for loan losses                 1,138      0.9            977      0.9
                                      ------------------------------------------
                                      $ 122,941    100.0%       114,568    100.0%
                                      ==========================================

6)    Allowance for Loan Losses

The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                                          Six Months Ended     Six Months Ended
                                                          December 31, 1997    December 31, 1996
                                                          -----------------    -----------------
                                                                  (Dollars in Thousands)

Average loans, net                                            $ 119,378            $  99,593
                                                              ==============================

Period-end net loans                                          $ 122,941            $ 102,286
                                                              ==============================

Allowance for loan losses at beginning of period              $     977            $     742
Provision for loan losses                                           150                   85
Plus recoveries                                                      12                   13
Loans charged-off                                                    (1)                 (17)
                                                              ------------------------------
Allowance for loan losses at end of period                    $   1,138            $     823
                                                              ==============================

Non-performing loans                                          $     361            $     713
                                                              ==============================

Ratios:
  Allowance for loan losses to period end net loans                0.93%                0.80%
  Allowance for loan losses to non-performing loans              315.24%              115.43%
  Net charge-offs (recoveries) to average loans, net              (0.02)%               0.01%

7)    Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Bank and the balances in these accounts as well as the borrowings of the Bank at the dates indicated.

                                                       December 31, 1997         June 30, 1997
                                                      --------------------    --------------------
                                                       Amount      Percent     Amount      Percent
                                                      ---------    -------    ---------    -------
                                                                 (Dollars in Thousands)

Deposits:
Savings deposits                                      $  76,318     44.1%     $  40,794     31.6%
NOW accounts                                             25,985     15.0         17,975     13.9
Money market deposits                                     7,230      4.2          6,489      5.0
Demand deposits                                           5,782      3.3          4,910      3.8
Certificates of deposits                                 57,947     33.4         59,135     45.7
                                                      ------------------------------------------
Total deposits                                        $ 173,262    100.0%     $ 129,303    100.0%
                                                      ==========================================
Borrowed Funds:
Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                       $   6,100     53.0%     $   2,100     27.9%
  Maturities greater than one year                        5,418     47.0%         5,432     72.1%
                                                      ------------------------------------------
  Total borrowed funds                                $  11,518    100.0%     $   7,532    100.0%
                                                      ==========================================

                   Medford Co-Operative Bank and Subsidiaries
                         Part I - Financial Information
      Item 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               December 31, 1997


General

      Medford Co-operative Bank (the "Bank") completed its conversion from a mutual to a stock institution and was simultaneously acquired by Mystic Financial, Inc. ("Mystic" or the "Company") on January 8, 1998. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

      The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates generally and changes in real estate values and other economic conditions in eastern Massachusetts, the Bank's principal market area. The Bank undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Additional information on potential factors which could affect the Bank's financial results are included in the registration statement on Form S-1 of Mystic.

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

MEDFORD COOPERATIVE BANK
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
3 MONTHS ENDING DECEMBER 31, 1997


                                             Three Months Ended December 31, 1997     Three Months Ended December 31, 1996
                                            --------------------------------------    -------------------------------------
                                             AVERAGE        INTEREST       YIELD/      AVERAGE        INTEREST       YIELD/
                                             BALANCE     INCOME/EXPENSE     RATE       BALANCE     INCOME/EXPENSE     RATE
                                            ---------    --------------    -------    ---------    --------------    -------
                                                                         (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                            $ 121,425       $ 2,491          8.21%    $ 101,384       $ 2,075          8.18%
Investments                                    20,324           276          5.43%       20,782           298          5.74%
Other earning assets                           11,865           170          5.73%        5,010            64          5.11%
                                            -------------------------------------------------------------------------------

Total interest-earning assets                 153,614         2,937          7.65%      127,176         2,437          7.66%
                                                            -------                                   -------

Cash and due from banks                         3,150                                     1,898
Other assets                                    6,085                                     5,703
                                            ---------                                 ---------

Total assets                                $ 162,849                                 $ 134,777
                                            =========                                 =========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                  $  46,786           306          2.62%    $  39,841           236          2.37%
Now accounts                                   20,696            84          1.62%       13,732            66          1.92%
Money market deposits                           6,669            44          2.64%        6,000            39          2.60%
Certificates of deposit                        58,366           818          5.61%       56,190           823          5.86%
                                            -----------------------                   -----------------------

Total interest-bearing deposits               132,517         1,252          3.78%      115,763         1,164          4.02%

FHLB-borrowings                                11,523           180          6.25%        2,425            38          6.27%
                                            -----------------------                   -----------------------

Total interest-bearing liabilities            144,040         1,432          3.98%      118,188         1,202          4.07%
                                                            -------                                   -------

Demand deposit accounts                         5,551                                     4,423
Other liabilities                               1,003                                       826
                                            ---------                                 ---------

Total liabilities                             150,594                                   123,437

Surplus                                        12,255                                    11,340
                                            ---------                                 ---------

Total liabilities and surplus               $ 162,849                                 $ 134,777
                                            =========                                 =========

Net interest income                                         $ 1,505                                   $ 1,235
                                                            =======                                   =======

Interest rate spread                                                         3.67%                                     3.59%

Net interest margin                                                          3.92%                                     3.88%

Interest earning assets/interest-bearing
 liabilities                                                                 1.07x                                     1.08x

MEDFORD COOPERATIVE BANK
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
6 MONTHS ENDING DECEMBER 31, 1997


                                            Six Months Ended December 31, 1997    Six Months Ended December 31, 1996
                                            -----------------------------------    -----------------------------------
                                             AVERAGE       INTEREST      YIELD/     AVERAGE       INTEREST      YIELD/
                                             BALANCE    INCOME/EXPENSE    RATE      BALANCE    INCOME/EXPENSE    RATE
                                            ---------   --------------   ------    ---------   --------------   ------
                                                                         (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                            $ 119,378      $ 4,886        8.19%    $  99,593      $ 4,025        8.08%
Investments                                    20,276          570        5.62%       19,157          561        5.86%
Other earning assets                            9,710          266        5.48%        6,760          183        5.41%
                                            ----------------------                 ----------------------

Total interest-earning assets                 149,364        5,722        7.66%      125,510        4,769        7.60%
                                                           -------                                -------

Cash and due from banks                         2,924                                  1,917
Other assets                                    5,990                                  5,701
                                            ---------                              ---------

Total assets                                $ 158,278                              $ 133,128
                                            =========                              =========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                  $  43,815          537        2.45%    $  40,051          471        2.35%
Now accounts                                   19,896          170        1.71%       13,866          144        2.08%
Money market deposits                           6,595           87        2.64%        5,996           78        2.60%
Certificates of deposit                        58,682        1,694        5.77%       55,469        1,624        5.86%
                                            ----------------------                 ----------------------

Total interest-bearing deposits               128,988        2,488        3.86%      115,382        2,317        4.02%

FHLB-borrowings                                10,711          335        6.26%        1,476           47        6.37%
                                            ----------------------                 ----------------------

Total interest-bearing liabilities            139,699        2,823        4.04%      116,858        2,364        4.05%
                                                           -------                                -------

Demand deposit accounts                         5,533                                  4,242
Other liabilities                                 920                                    788
                                            ---------                              ---------

Total liabilities                             146,152                                121,888

Surplus                                        12,126                                 11,240
                                            ---------                              ---------

Total liabilities and surplus               $ 158,278                              $ 133,128
                                            =========                              =========

Net interest income                                        $ 2,899                                $ 2,405
                                                           =======                                =======

Interest rate spread                                                      3.62%                                  3.55%

Net interest margin                                                       3.88%                                  3.83%

Interest earning asset/interest-bearing liabilities                       1.07x                                  1.07x

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

                                   Six Months Ended December 31,    Three Months Ended December 31,
                                           1997 vs. 1996                    1997 vs 1996
                                        Increase (decrease)              Increase (decrease)
                                   -----------------------------    -------------------------------
                                         Due to                           Due to
                                   ------------------               ------------------
                                    Rate       Volume     Total       Rate      Volume      Total
                                    -----      ------     -----       ----      ------      -----
                                                            (In Thousands)
Interest and dividend income:
Loans, net                          $  55      $ 806      $ 861       $  7      $ 409       $ 416
Investments                           (24)        33          9        (16)        (6)        (22)
Other earning assets                    2         81         83          8         98         106
                                    -------------------------------------------------------------
      Total                            33        920        953         (1)       501         500
                                    -------------------------------------------------------------
Interest expense:
Deposits                              (95)       266        171        (73)       161          88
Borrowed funds                         (2)       290        288         --        142         142
                                    -------------------------------------------------------------
      Total                           (97)       556        459        (73)       303         230
                                    -------------------------------------------------------------
Change in net interest income       $ 130      $ 364      $ 494       $ 72      $ 198       $ 270
                                    =============================================================

Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1997 and June 30, 1997

      The Bank's total assets amounted to $198.4 million at December 31, 1997 from $149.7 million at June 30, 1997, an increase of $48.8 million or 32.6%. The increase in total assets is primarily attributable to receipt of stock subscription deposits which were held on a contingent basis pending closing of the offering which resulted in a $25.8 million increase in federal funds sold and a $15.0 million increase in short-term investments. Federal funds sold were $27.9 million at December 31, 1997 compared to $2.1 million at June 30, 1997. Short-term investments were $15.2 million at December 31, 1997 compared to $197,000 at June 30, 1997. Total net loans increased by $8.4 million or 7.3% to $122.9 million or 62.0% of total assets at December 31, 1997 as compared to $114.6 million or 76.6% of total assets at June 30, 1997. Investment securities held by the Bank decreased by $2.1 million or 9.9% to $19.2 million at December 31, 1997 from $21.3 million at June 30, 1997.

      Total deposits increased by $44.0 million or 34.0% to $173.3 million at December 31, 1997 from $129.3 million at June 30, 1997. Total deposits increased reflecting the receipt of stock subscription payments which were held by the Bank as deposits. Total borrowings increased by $4.0 million to $11.5 million at December 31, 1997 from $7.5 million at June 30, 1997. The Bank's continued use of borrowed funds reflects additional funding needed to support its continued growth in net loans. Surplus increased by $672,000 or 5.6% to $12.6 million at December 31, 1997 from $11.9 million at June 30, 1997 as a result of net income of $591,000 and an increase in the net unrealized gain on securities available for sale of $81,000.


Comparison of the Operating Results for the Three and Six Months Ended December 31, 1997 and 1996

      Net Income. Net income was $236,000 and $591,000 for the three and six months ended December 31, 1997, respectively, compared to $133,000 and $332,000 for the corresponding periods a year ago. Return on average assets was .58% and
 .75% for the three and six months ended December 31, 1997, respectively, compared to .39% and .50% for the corresponding periods a year ago. Return on average surplus was 7.70% and 9.75% for the three and six months ended December 31, 1997, respectively, compared to 4.69% and 5.91% for the corresponding periods a year ago.

      The increase in net income for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 was attributable to an increase in net interest income of $270,000 and an increase of $13,000 in other income, which were offset by an increase in provision for loan losses of $20,000 and an increase in operating expenses of $87,000. The increase in net income for the six months ended December 31, 1997 compared to the six months ended December 31, 1996 was attributable to an increase of $494,000 in net interest income and an increase of $129,000 in other income, offset by an increase of $65,000 in provision for loan losses, and an increase of $121,000 in operating expenses.

      Interest Income. Total interest and dividend income increased by $500,000 or 20.5% to $2.9 million for the three months ended December 31, 1997 from $2.4 million for the three months ended December 31, 1996. The increase in interest income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans funded by maturing lower yield investment securities and other earning assets. The average balance of net loans for the three months ended December 31, 1997 was $121.4 million compared to $101.4 million for the three months ended December 31, 1996. The average yield on net loans was 8.21% for the three months ended December 31, 1997 compared to 8.18% for the three months ended December 31, 1996.

      Total interest and dividend income increased by $953,000 or 20.0% to $5.7 million for the six months ended December 31, 1997 from $4.8 million for the six months ended December 31, 1996. The increase in interest income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans funded by maturing lower yield investment securities and other earning assets. The average balance of net loans for the six months ended December 31, 1997 was $119.4 million compared to $99.6 million for the six months ended December 31, 1996. The average yield on net loans was 8.19% for the six months ended December 31, 1997 compared to 8.08% for the six months ended December 31, 1996.

      Interest Expense. Total interest expense increased by $230,000 or 19.1% to $1.4 million for the three months ended December 31, 1997 from $1.2 million for the three months ended December 31, 1996. The reason for the increase in interest expense was the increase in the overall deposit balances as well as an increase in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $16.8 million or 14.5% to $132.5 million for the three months ended December 31, 1996. Average borrowings increased by $9.1 million to $11.5 million for the three months ended December 31, 1997 from $2.4 million for the three months ended December 31, 1996.

      Total interest expense increased by $459,000 or 19.4% to $2.8 million for the six months ended December 31, 1997 from $2.4 million for the six months ended December 31, 1996. The reason for the increase in interest expense was the increase in the overall deposit balances as well as an increase in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $13.6 million or 11.8% to $129.0 million for the six months ended December 31, 1997 from $115.4 million for the six months ended December 31, 1997. Average borrowings increased by $9.2 million to $10.7 million for the six months ended December 31, 1997 from $1.5 million for the six months ended December 31, 1996.

      Net Interest Income. Net interest income for the three months ended December 31, 1997 was $1.5 million as compared to $1.2 million for the three months ended December 31, 1996. The $270,000 or 21.9% increase can be attributed to a combination of the $500,000 increase in interest and dividend income and the $230,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 1 basis point to 7.65% for the three months ended December 31, 1997 from 7.66% for the three months ended December 31, 1996, while the average cost on interest-bearing liabilities decreased by 9 basis points to 3.98% for the three months ended December 31, 1997 from 4.07% for the three months ended December 31, 1996. As a result, the interest rate spread increased to 3.67% for the three months ended December 31, 1997 from 3.59% for the three months ended December 31, 1996.

      Net interest income for the six months ended December 31, 1997 was $2.9 million as compared to $2.4 million for the six months ended December 31, 1996. The $494,000 or 20.5% increase can be attributed to a combination of the $953,000 increase in interest and dividend income and the $459,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 6 basis points to 7.66% for the six months ended December 31, 1997 from 7.60% for the six months ended December 31, 1996, while the average cost on interest-bearing liabilities decreased by 1 basis point to 4.04% for the six months ended December 31, 1997 from 4.05% for the six months ended December 31, 1996. As a result, the interest rate spread increased to 3.62% for the six months ended December 31, 1997 from 3.55% for the six months ended December 31, 1996.

      Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 1997 was $80,000 and $150,000, respectively, compared to $60,000 and $85,000 for the same periods a year ago. At December 31, 1997, the balance of the allowance for loan losses was $1,138,000 or .93% of total loans. During the six months ended December 31, 1997, $1,000 was charged against allowance for loan losses while $12,000 in recoveries was credited to the allowance for loan losses. At December 31, 1996, the balance of the allowance for loan loses was $823,000 or .80% of total loans. During the six months ended December 31, 1996, $17,000 was charged against allowance for loan losses while $13,000 in recoveries was credited to the allowance for loan losses. Non-performing loans at December 31, 1997 and 1996 were $361,000 and $713,000, respectively.

      Other Income. Other income was $203,000 for the three months ended December 31, 1997 compared to $190,000 for the three months ended December 31, 1996. The $13,000 or 6.8% increase was primarily the result of a $78,000 decrease in gain on sales of investment securities, partially offset by an increase in the gain on the sale of mortgage loans of $75,000. Other income was $548,000 for the six months ended December 31, 1997 compared to $419,000 for the six months ended December 31, 1996. The $129,000 or 30.8% increase was primarily the result of an increase in the gain on the sale of mortgage loans of $60,000 and a $61,000 increase in gain on sales of investment securities.

      Operating Expenses. Operating expenses increased to $1.2 million for the three months ended December 31, 1997 from $1.1 million for the three months ended December 31, 1996. The increase of $87,000 or 7.6% mainly resulted from a general increase in operating expenses. Operating expense increased to $2.3 million for the six months ended December 31, 1997 from $2.2 million for the six months ended December 31, 1996. The increase of $121,000 or 5.5% mainly resulted from a general increase in operating expenses. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a stock institution.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets have longer terms to maturity than its primary source of funds, i.e. deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Banking institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank attempts to sell fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. in addition the Bank has used borrowings from the Federal Home Loan Bank of Boston to match-fund the maturity or repricing interval of several larger commercial real estate mortgages.

      In the future, in managing its interest rate sensitivity, the Bank intends to continue to stress the origination of adjustable-rate mortgages and loans with shorter maturities and the maintenance of a consistent level of short-term securities.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Bank uses its liquidity resources primarily to fund existing and future loan commitments , to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 1997 was 36.0%.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short- term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Bank's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds form the Federal Home Loan Bank of Boston. At December 31, 1997, the Bank had borrowings of $11.5 million from the FHLB of Boston.

      At December 31, 1997, the Bank had $9.0 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $47.7 million at December 31, 1997. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 1997, the Bank exceeded all of its regulatory capital requirements.

Year 2000

      The Company and the Bank are aware of the issues associated with the programing code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize that sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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


                         Part II - Other Information

                  Item 6 - Exhibits and Reports on Form 8-K


      (a)   Exhibits

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MYSTIC FINANCIAL, INC.


Date:  February 13, 1998                By: /s/ Robert H. Surabian
       ---------------------------      ----------------------------------------
                                        Robert H. Surabian
                                        President and Chief Executive Officer


Date:   February 13, 1998               By: /s/ Ralph W. Dunham
       ---------------------------      ----------------------------------------
                                        Ralph W. Dunham
                                        Executive Vice-President, Chief
                                        Financial Officer, and Treasurer