Form 10-Q
period 1998-03-31
MYSTIC FINANCIAL INC
filed 1998-05-15
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 1998

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                       Commission file number 0-23533

                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

DELAWARE                                               04-3401049
--------                                               ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

60 HIGH STREET
MEDFORD, MASSACHUSETTS                                 02155
----------------------                                 -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (781) 395-2800
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

                      YES     X           NO
                             ---                ---

As of May 8, 1998, 2,711,125 shares of the registrant's common stock were outstanding (See Note 3 to Unaudited Consolidated Financial Statements).


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I     FINANCIAL INFORMATION                                   Page
           ---------------------                                   ----

Item 1     Financial Statements:

           Consolidated Balance Sheets - March 31, 1998
            and June 30, 1997                                        1

           Consolidated Statements of Income - Three and Nine
            Months Ended March 31, 1998 and 1997                     2

           Consolidated Statement of Changes in Stockholders'
            Equity-Nine Months Ended March 31, 1998                  3

           Consolidated Statements of Cash Flows - Nine Months
            Ended March 31, 1998 and 1997                            4

           Notes to Consolidated Financial Statements -
            March 31, 1998                                           5

Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     10

Item 3     Quantitative and Qualitative Disclosures About
            Market Risk                                             22

PART II    OTHER INFORMATION
           -----------------

Item 2     Changes in Securities and Use of Proceeds                22

Item 6     Exhibits and Reports on Form 8-K                         23

           SIGNATURES                                               23
           ----------


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                                      March 31, 1998    June 30, 1997
                                                                      --------------    -------------
                                                                                (Unaudited)

Assets
  Cash and due from banks                                                $  4,284         $  3,953
  Federal funds sold                                                       16,061            2,075
  Short-term investments                                                    3,102              197
                                                                         -------------------------
      Total cash and cash equivalents                                      23,447            6,225

  Securities available for sale, at fair value                             12,127            3,819
  Securities held to maturity, at amortized cost                           14,006           17,504
  Federal Home Loan Bank stock, at cost                                       997              858
  Loans, net of allowance for loan losses of $1,204 and $977,
   respectively                                                           130,640          114,568
  Mortgage loans held for sale, net                                           260              210
  Bank premises and equipment, net                                          2,597            2,697
  Real estate held for investment, net                                      1,799            1,840
  Accrued interest receivable                                               1,029              870
  Due from Co-operative Central Bank                                          669              669
  Other assets                                                                217              393
                                                                         -------------------------
                                                                         $187,788         $149,653
                                                                         =========================

Liabilities and Stockholders' Equity
  Deposits                                                               $137,228         $129,303
  Federal Home Loan Bank borrowings                                        13,511            7,532
  Mortgagors' escrow accounts                                                 532              386
  Accrued interest payable                                                    280              249
  Accrued expenses and other liabilities                                      440              243
                                                                         -------------------------
      Total liabilities                                                   151,991          137,713
                                                                         -------------------------
  Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000  shares authorized,
     none issued                                                                -                -
    Common stock $.01 par value, 5,000,000 shares authorized,
     2,711,125 shares issued at March 31, 1998                                 27                -
    Additional paid-in capital                                             25,733                -
    Retained earnings                                                      12,819           11,761
                                                                         -------------------------
                                                                           38,579           11,761

    Net unrealized gain on securities available for sale, net
     of tax effects                                                           412              179

    Loan due from ESOP                                                     (3,194)               -
                                                                         -------------------------
      Total stockholders' equity                                           35,797           11,940
                                                                         -------------------------
                                                                         $187,788         $149,653
                                                                         =========================


   See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                               (In Thousands)

                                                                   Three Months Ended                  Nine Months Ended
                                                            --------------------------------    --------------------------------
                                                            March 31, 1998    March 31, 1997    March 31, 1998    March 31, 1997
                                                            --------------    --------------    --------------    --------------
                                                                                        (Unaudited)

Interest and dividend income:
  Interest and fees on loans                                    $2,574            $2,103            $7,460            $6,128
  Interest and dividends on investment securities                  288               293               858               854
  Other interest                                                   309                85               575               268
                                                                ------------------------------------------------------------
      Total interest and dividend income                         3,171             2,481             8,893             7,250
                                                                ------------------------------------------------------------

Interest expense:
  Deposits                                                       1,223             1,169             3,711             3,486
  Federal Home Loan Bank borrowings                                167                61               502               108
                                                                ------------------------------------------------------------
      Total interest expense                                     1,390             1,230             4,213             3,594
                                                                ------------------------------------------------------------

Net interest income                                              1,781             1,251             4,680             3,656
Provision for loan losses                                           65                37               215               122
                                                                ------------------------------------------------------------

Net interest income, after provision for loan losses             1,716             1,214             4,465             3,534
                                                                ------------------------------------------------------------

Other income:
  Customer service fees                                            128               112               390               369
  Gain (loss) on sales of mortgage loans                            12                 2                35               (35)
  Gain on sales of securities available for sale, net               46                41               184               118
  Co-operative Central Bank Share Insurance Fund Special
   Dividend                                                          -                 -                49                44
  Miscellaneous                                                     66                53               142               131
                                                                ------------------------------------------------------------
      Total other income                                           252               208               800               627
                                                                ------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                   743               646             2,165             2,050
  Occupancy and equipment expenses                                 120               114               366               301
  Data processing expenses                                          66                57               190               164
  Other general and administrative expenses                        264               185               775               669
                                                                ------------------------------------------------------------
      Total operating expenses                                   1,193             1,002             3,496             3,184
                                                                ------------------------------------------------------------
Income before income taxes                                         775               420             1,769               977
Provision for income taxes                                         308               170               711               395
                                                                ------------------------------------------------------------
Net income                                                      $  467            $  250            $1,058            $  582
                                                                ============================================================


   See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
          Consolidated Statement of Changes in Stockholders' Equity
                               (In Thousands)


                                           Additional                  Net Unrealized                       Total
                                 Common     Paid in      Retained    Gain on Securities    Loan Due     Stockholders'
                                 Stock      Capital      Earnings    Available for Sale    From ESOP       Equity
                                 ------    ----------    --------    ------------------    ---------    -------------

Balance at June 30, 1997          $ -       $     -      $11,761            $179            $     -        $11,940
Net proceeds from sale of
 common stock                      27        25,733            -               -                  -         25,760
Loan to ESOP                        -             -            -               -             (3,194)        (3,194)
Net income                          -             -        1,058               -                  -          1,058
Change in net unrealized
 gain on securities available
 for sale, net of tax effects       -             -            -             233                  -            233
                                  --------------------------------------------------------------------------------

Balance at March 31, 1998         $27       $25,733      $12,819            $412            $(3,194)       $35,797
                                  ================================================================================


    See accompanying notes to unaudited consolidated financial statements


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                          Nine months ended    Nine months ended
                                                           March 31, 1998       March 31, 1997
                                                          -----------------    -----------------
                                                                       (Unaudited)

Cash flows from operating activities:
  Net income                                                  $  1,058             $    582
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                      215                  122
    Loss on sales of loans                                           -                   18
    Gain on sales of securities available for sale                (184)                (118)
    Depreciation expense                                           251                  244
    Mortgage loans originated for sale                          (5,396)                (959)
    Principal balance of mortgage loans sold                     5,346                1,926
    Increase in accrued interest receivable                       (159)                 (19)
    Decrease in other assets                                        50                   91
    Increase in accrued interest payable                            31                   48
    Increase (decrease) in accrued expenses and
     other liabilities                                             197                  (79)
                                                              -----------------------------
      Net cash provided by operating activities                  1,409                1,856
                                                              -----------------------------

Cash flows from investing activities:
  Proceeds from certificates of deposit                              -                1,000
  Loan to ESOP                                                  (3,194)                   -
  Proceeds from maturities of securities held to
   maturity                                                      5,001               11,947
  Purchase of securities held to maturity                       (1,503)             (12,513)
  Purchase of securities available for sale                    (13,155)              (3,003)
  Proceeds from sales of securities available for sale           5,390                2,327
  Loans originated, net of payments received                   (16,287)             (16,448)
  Proceeds from sale of loans                                        -                5,343
  Purchase of FHLB stock                                          (139)                 (70)
  Purchases of banking premises and equipment                     (110)                (129)
                                                              -----------------------------
      Net cash used by investing activities                    (23,997)             (11,546)
                                                              -----------------------------

Cash flows from financing activities:
  Net increase in deposits                                       7,925                5,654
  Proceeds from borrowings                                      27,055                8,010
  Repayment of borrowings                                      (21,076)              (3,669)
  Proceeds from sale of common stock                            25,760                    -
  Net increase in mortgagors' escrow accounts                      146                   84
                                                              -----------------------------
      Net cash provided by financing activities                 39,810               10,079
                                                              -----------------------------

Net change in cash and cash equivalents                         17,222                  389

Cash and cash equivalents at beginning of period                 6,225                8,771
                                                              -----------------------------

Cash and cash equivalents at end of period                    $ 23,447             $  9,160
                                                              =============================

Supplemental cash flow information:
  Interest paid on deposits                                   $  3,680             $  3,438
  Interest paid on Federal Home Loan Bank
   borrowings                                                 $    502             $    108
  Income taxes paid                                           $    659             $    541


   See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 1998


1)    Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements of Medford Co-operative Bank (the "Bank") for the year ended June 30, 1997, included in the registration statement on Form S-1 of Mystic Financial, Inc., the
holding company for Medford Co-operative Bank.   The operating results for
the period ended March 31, 1998 are those of the Bank and Company. Mystic had not issued any stock and had not conducted any business other than that of an organizational nature until January 8, 1998 when Mystic became the Bank's holding company in connection with the Bank's conversion from mutual to stock form. Operating results prior to January 8, 1998 include only the Bank and not the Company.

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

2)    Commitments and Contingencies

At March 31, 1998, the Bank had outstanding commitments to originate loans amounting to approximately $8.9 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $246,000 and $3.1 million, respectively.

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

4)    Earnings Per Share

Earnings per share data is not presented for the three and nine months ended March 31, 1998 since there were no outstanding shares of common stock until the Conversion on January 8, 1998.

5)    Investment Securities

The following table sets forth the Company's investment securities at the dates indicated.

                                         March 31, 1998          June 30, 1997
                                      --------------------    --------------------
                                      Amortized     Fair      Amortized     Fair
                                        Cost        Value       Cost        Value
                                      ---------     -----     ---------     -----
                                                     (In Thousands)

Securities Available for Sale:
  U.S. Government & Federal Agency
   Obligations                         $ 9,049     $ 9,019     $     -     $     -
  Marketable equity securities           2,443       3,108       3,543       3,819
                                       -------------------------------------------
      Total                            $11,492     $12,127     $ 3,543     $ 3,819
                                       ===========================================

Securities held to maturity:
  U.S. Government & Federal
   Agency Obligations                  $11,496     $11,517     $14,976     $14,908
  Other bonds & obligations              2,510       2,519       2,528       2,523
                                       -------------------------------------------
      Total                            $14,006     $14,036     $17,504     $17,431
                                       ===========================================


6)    Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                    March 31, 1998          June 30, 1997
                                  -------------------    -------------------
                                   Amount     Percent     Amount     Percent
                                  --------    -------    --------    -------
                                            (Dollars in Thousands)

Residential mortgage loans        $ 99,682     76.3%     $ 90,203     78.7%
Commercial real estate loans        23,231     17.8        17,847     15.6
Commercial loans                     4,695      3.6         3,677      3.2
Consumer loans                       1,832      1.4         1,655      1.4
Home equity loans                    1,616      1.2         1,564      1.4
Construction loans                   1,050      0.8           976      0.9
                                  ----------------------------------------
Total loans                        132,106    101.1       115,922    101.2

Less:
Deferred loan origination fees          16        -            37        -
Unadvanced principal                   246      0.2           340      0.3
Allowance for loan
 losses                              1,204      0.9           977      0.9
                                  ----------------------------------------
                                  $130,640    100.0%     $114,568    100.0%
                                  ========================================


7)    Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                             Nine              Nine
                                                         Months Ended      Months Ended
                                                        March 31, 1998    March 31, 1997
                                                        --------------    --------------
                                                             (Dollars in Thousands)

Average loans, net                                         $121,752          $100,930
                                                           ==========================
Period-end net loans                                       $130,640          $105,847
                                                           ==========================

Allowance for loan losses at beginning of period           $    977          $    742
Provision for loan losses                                       215               122
Plus recoveries                                                  14                18
Loans charged-off                                                (2)              (25)
                                                           --------------------------
Allowance for loan losses at end of period                 $  1,204          $    857
                                                           ==========================

Non-performing loans                                       $    473          $    513
                                                           ==========================

Ratios:
  Allowance for loan losses to period end net loans            0.91%             0.81%

  Allowance for loan losses to non-performing loans          254.55%           167.06%

  Net charge-offs (recoveries) to average loans, net          (0.01)%            0.01%



8)    Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                                       March 31, 1998         June 30, 1997
                                                     -------------------    -------------------
Deposits:                                             Amount     Percent     Amount     Percent
                                                     --------    -------    --------    -------
                                                               (Dollars in Thousands)

Savings deposits                                     $ 39,412     28.7%     $ 40,794     31.6%
NOW accounts                                           27,549     20.1        17,975     13.9
Money market deposits                                   6,506      4.7         6,489      5.0
Demand deposits                                         6,427      4.7         4,910      3.8
Certificates of deposits                               57,334     41.8        59,135     45.7
                                                     ----------------------------------------
Total deposits                                       $137,228    100.0%     $129,303    100.0%
                                                     ========================================

Borrowed Funds:
  Advances from Federal Home Loan Bank of Boston:
    Maturities less than one year                    $  4,100     30.3%        2,100     27.9%
    Maturities greater than one year                    9,411     69.7%        5,432     72.1%
                                                     ----------------------------------------
    Total borrowed funds                             $ 13,511    100.0%     $  7,532    100.0%
                                                     ========================================


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 1998


General

      Medford Co-operative Bank (the "Bank") completed its conversion from a mutual to a stock institution and was simultaneously acquired by Mystic Financial, Inc. ("Mystic" or the "Company") on January 8, 1998. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

      The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates generally and changes in real estate values and other economic conditions in eastern Massachusetts, the Bank's principal market area. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Additional information on potential factors which could affect the Company's financial results are included in the registration statement on Form S-1 of Mystic.

      The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and on borrowings from the Federal Home Loan Bank of Boston. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

      The Company's profitability is also affected by the level of other income and operating expenses. Other income consists primarily of service fees, loan servicing and other loan fees, and gains on sales of investment securities available for sale. Operating expenses consist of salaries and benefits, occupancy related expenses, and other general operating expenses.

      The operations of the Company, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of the financial institution's regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for real estate financing and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

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

Average Balances, Interest and Average Yields

      The following tables set forth certain information relating to the Company's average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the tables. The investment securities in the following tables are presented at amortized cost.

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED MARCH 31, 1998

                                                        Three Months Ended March 31, 1998     Three Months Ended March 31, 1997
                                                        ----------------------------------    ----------------------------------
                                                        Average       Interest      Yield/    Average       Interest      Yield/
                                                        Balance    Income/Expense    Rate     Balance    Income/Expense    Rate
                                                        --------   --------------   ------    --------   --------------   ------
                                                                                 (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                      $126,501       $2,574       8.14%     $103,605       $2,103       8.12%
  Investments                                             21,114          288       5.46%       21,162          293       5.54%
  Other earning assets                                    24,703          309       5.00%        6,283           85       5.41%
                                                        ---------------------                 ---------------------
    Total interest-earning assets                        172,318        3,171       7.36%      131,050        2,481       7.57%
                                                                       ------                                ------
  Cash and due from banks                                  2,492                                 1,987
  Other assets                                             6,421                                 5,748
                                                        --------                              --------
    Total assets                                        $181,231                              $138,785
                                                        ========                              ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                            $ 44,669          310       2.78%     $ 39,845          270       2.71%
  Now accounts                                            22,968           89       1.55%       13,545           64       1.89%
  Money market deposits                                    6,795           45       2.65%        6,017           38       2.53%
  Certificates of deposit                                 57,381          779       5.43%       58,462          797       5.45%
                                                        ---------------------                 ---------------------

    Total interest-bearing deposits                      131,813        1,223       3.71%      117,869        1,169       3.97%
FHLB borrowings                                           10,969          167       6.09%        3,967           61       6.15%
                                                        ---------------------                 ---------------------
    Total interest-bearing liabilities                   142,782        1,390       3.89%      121,836        1,230       4.04%
                                                                       ------                                ------
Demand deposit accounts                                    5,711                                 4,698
Other liabilities                                          2,841                                   741
                                                        --------                              --------
    Total liabilities                                    151,334                               127,275
Stockholders' equity                                      29,897                                11,510
                                                        --------                              --------
    Total liabilities and stockholders' equity          $181,231                              $138,785
                                                        ========                              ========
Net interest income                                                    $1,781                                $1,251
                                                                       ======                                ======
Interest rate spread                                                                3.47%                                 3.53%
Net interest margin                                                                 4.13%                                 3.82%
Interest earning assets/interest-bearing liabilities                                1.21x                                 1.08x



MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
NINE MONTHS ENDED MARCH 31, 1998

                                                         Nine Months Ended March 31, 1998      Nine Months Ended March 31, 1997
                                                        ----------------------------------    ----------------------------------
                                                        Average       Interest      Yield/    Average       Interest      Yield/
                                                        Balance    Income/Expense    Rate     Balance    Income/Expense    Rate
                                                        --------   --------------   ------    --------   --------------   ------
                                                                                 (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                      $121,752       $7,460       8.17%     $100,930       $6,128       8.10%
  Investments                                             20,554          858       5.57%       19,825          854       5.74%
  Other earning assets                                    14,708          575       5.21%        6,602          268       5.41%
                                                        ---------------------                 ---------------------
    Total interest-earning assets                        157,014        8,893       7.55%      127,357        7,250       7.59%
                                                                       ------                                ------
  Cash and due from banks                                  2,780                                 1,940
  Other assets                                             6,135                                 5,716
                                                        --------                              --------
    Total assets                                        $165,929                              $135,013
                                                        ========                              ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                            $ 44,100          847       2.56%     $ 39,983          838       2.79%
  Now accounts                                            20,920          259       1.65%       13,759          207       2.01%
  Money market deposits                                    6,661          132       2.97%        6,003          117       2.60%
  Certificates of deposit                                 58,249        2,473       5.66%       56,466        2,324       5.49%
                                                        ---------------------                 ---------------------
    Total interest-bearing deposits                      129,930        3,711       3.81%      116,211        3,486       4.00%

FHLB borrowings                                           10,797          502       6.20%        2,306          108       6.24%
                                                        ---------------------                 ---------------------
    Total interest-bearing liabilities                   140,727        4,213       3.99%      118,517        3,594       4.04%

Demand deposit accounts                                    5,592                                 4,394
Other liabilities                                            398                                   768
                                                        --------                              --------
    Total liabilities                                    146,717                               123,679
Stockholders' equity                                      19,212                                11,334
                                                        --------                              --------
    Total liabilities and stockholders' equity          $165,929                              $135,013
                                                        ========                              ========
Net interest income                                                    $4,680                                $3,656
                                                                       ======                                ======
Interest rate spread                                                                3.56%                                 3.55%
Net interest margin                                                                 3.97%                                 3.83%
Interest earning assets/interest-bearing liabilities                                1.12x                                 1.07x



Rate/Volume Analysis

      The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.

                                 Nine Months Ended March 31,    Three Months Ended March 31,
                                        1998 vs. 1997                   1998 vs 1997
                                     Increase (decrease)            Increase (decrease)
                                 ---------------------------    ----------------------------
                                      Due to                         Due to
                                 ----------------                ---------------
                                 Rate      Volume     Total      Rate     Volume     Total
                                 -----     ------     ------     ----     ------     -----
                                                       (In Thousands)

Interest and dividend income:
  Loans, net                     $  53     $1,279     $1,332     $  5      $466      $471
  Investments                      (36)        40          4       (4)       (1)       (5)
  Other earning assets             (10)       317        307       (6)      230       224
                                 --------------------------------------------------------
      Total                          7      1,636      1,643       (5)      695       690
                                 --------------------------------------------------------

Interest expense:
  Deposits                        (169)       394        225      (79)      133        54
  Borrowed funds                    (1)       395        394       (2)      108       106
                                 --------------------------------------------------------
      Total                       (170)       789        619      (81)      241       160
                                 --------------------------------------------------------

Change in net interest income    $ 177     $  847     $1,024     $ 76      $454      $530
                                 ========================================================



Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

      The Bank's total assets amounted to $187.8 million at March 31, 1998 compared to $149.7 million at June 30, 1997, an increase of $38.1 million or 25.5%. The increase in total assets is primarily attributable to a $14.0 million increase in federal funds sold, a $2.9 million increase in short-term investments, and an increase in net loans of $16.1 million.

      Federal funds sold were $16.1 million at March 31, 1998 compared to $2.1 million at June 30, 1997. Short-term investments were $3.1 million at
March 31, 1998 compared to $197,000 at June 30, 1997.   Federal funds sold
and short-term investments increased at March 31, 1998 due to the Bank's need to maintain liquidity for a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances.

      Net loans increased by $16.1 million or 14.0% to $130.6 million or 69.6% of total assets at March 31, 1998 as compared to $114.6 million or 76.6% of total assets at June 30, 1997 as the Bank continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans. Investment securities held by the Bank increased by $4.8 million or 22.6% to $26.1 million at March 31, 1998 from $21.3 million at June 30, 1997.

      Total deposits increased by $7.9 million or 6.1% to $137.2 million at March 31, 1998 from $129.3 million at June 30, 1997 as a result of a general
increase in deposit balances.   Total borrowings increased by $6.0 million
to $13.5 million at March 31, 1998 from $7.5 million at June 30, 1997. The Bank's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. Net loan growth exceeded the increase in total deposits by $8.1 million from June 30, 1997 through March 31, 1998. Stockholders' equity increased by $23.9 million to $35.8 million at March 31, 1998 from $11.9 million at June 30, 1997 as a result of net proceeds from the issuance of common stock of $25.8 million, net income of $1,058,000 and an increase in the net unrealized gain on securities available for sale of $233,000. These increases were offset by the Company's $3.2 million loan to the Employee Stock Ownership Plan ("ESOP").

Comparison of the Operating Results for the Three and Nine Months Ended March 31, 1998 and 1997

      Net Income. Net income was $467,000 and $1,058,000 for the three and nine months ended March 31, 1998, respectively, compared to $250,000 and $582,000 for the corresponding periods a year ago. Return on average assets was 1.03% and .85% for the three and nine months ended March 31, 1998, respectively, compared to .72% and .57% for the corresponding periods a year ago. Return on average equity was 6.25% and 7.34% for the three and nine months ended March 31, 1998, respectively, compared to 8.69% and 6.85% for the corresponding periods a year ago.

      The increase in net income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was attributable to an increase in net interest income of $530,000 and an increase of $44,000 in other income, which were offset by an increase in provision for loan losses of $28,000 and an increase in operating expenses of $191,000. The increase in net income for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 was attributable to an increase of $1.0 million in net interest income and an increase of $173,000 in other income, offset by an increase of $93,000 in provision for loan losses, and an increase of $312,000 in operating expenses.

      Interest Income. Total interest and dividend income increased by $690,000 or 27.8% to $3.2 million for the three months ended March 31, 1998 from $2.5 million for the three months ended March 31, 1997. The increase in interest income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans funded by maturing lower yield investment securities and other earning assets. The average balance of net loans for the three months ended March 31, 1998 was $126.5 million compared to $103.6 million for the three months ended March 31, 1997. The average yield on net loans was 8.14% for the three months ended March 31, 1998 compared to 8.12% for the three months ended March 31, 1997.

      Total interest and dividend income increased by $1.6 million or 22.7% to $8.9 million for the nine months ended March 31, 1998 from $7.3 million for the nine months ended March 31, 1997. The increase in interest income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans funded by maturing lower yield investment securities and other earning assets. The average balance of net loans for the nine months ended March 31, 1998 was $121.8 million compared to $100.9 million for the nine months ended March 31, 1997. The average yield on net loans was 8.17% for the nine months ended March 31, 1998 compared to 8.10% for the nine months ended March 31, 1997.

      Interest Expense. Total interest expense increased by $160,000 or 13.0% to $1.4 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. The reason for the increase in interest expense was the increase in the overall deposit balances as well as an increase in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $13.9 million or 11.8% to $131.8 million for the three months ended March 31, 1998. Average borrowings increased by $7.0 million to $11.0 million for the three months ended March 31, 1998 from $4.0 million for the three months ended March 31, 1997.

      Total interest expense increased by $619,000 or 17.2% to $4.2 million for the nine months ended March 31, 1998 from $3.6 million for the nine months ended March 31, 1997. The primary reasons for the increase in interest expense were the increase in the overall deposit balances and an increase in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $13.7 million or 11.8% to $129.9 million for the nine months ended March 31, 1998. Average borrowings increased by $8.5 million to $10.8 million for the nine months ended March 31, 1998 from $2.3 million for the nine months ended March 31, 1997.

      Net Interest Income. Net interest income for the three months ended March 31, 1998 was $1.8 million as compared to $1.3 million for the three months ended March 31, 1997. The $530,000 or 42.4% increase can be attributed to a combination of the $690,000 increase in interest and dividend income and the $160,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 21 basis points to 7.36% for the three months ended March 31, 1998 from 7.57% for the three months ended March 31, 1997, while the average cost on interest-bearing liabilities decreased by 15 basis points to 3.89% for the three months ended March 31, 1998 from 4.04% for the three months ended March 31, 1997. As a result, the interest rate spread decreased to 3.47% for the three months ended March 31, 1998 from 3.53% for the three months ended March 31, 1997. The interest rate spread also declined due to the receipt of net conversion proceeds which have been invested in federal funds sold, short-term investments and investment securities at interest rates lower than the Company's average yield on loans. The Company's net loan to total assets ratio also declined to 69.6% at March 31, 1998 from 76.6% at June 30, 1997 as a result of the conversion proceeds being invested in federal funds sold, short-term investments and investment securities.

      Net interest income for the nine months ended March 31, 1998 was $4.7 million as compared to $3.7 million for the nine months ended March 31, 1997. The $1.0 million or 28.0% increase can be attributed to a combination of the $1.6 million increase in interest and dividend income and the $619,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 4 basis points to 7.55% for the nine months ended March 31, 1998 from 7.59% for the nine months ended March 31, 1997, while the average cost on interest-bearing liabilities decreased by 5 basis points to 3.99% for the nine months ended March 31, 1998 from 4.04% for the nine months ended March 31, 1997. As a result, the interest rate spread was 3.56% for the nine months ended March 31, 1998 and 3.55% for the nine months ended March 31, 1997.

      Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 1998 was $65,000 and $215,000, respectively, compared to $37,000 and $122,000 for the same periods a year ago. These increases reflect the increased volume in commercial and commercial real estate loans. At March 31, 1998, the balance of the allowance for loan losses was $1,204,000 or .91% of total loans. During the nine months ended March 31, 1998, $2,000 was charged against allowance for loan losses while $14,000 in recoveries was credited to the allowance for loan losses. At June 30, 1997, the balance of the allowance for loan losses was $977,000 or .85% of total loans. During the nine months ended March 31, 1997, $25,000 was charged against allowance for loan losses while $18,000 in recoveries was credited to the allowance for loan losses. Non-performing loans at March 31, 1998 and 1997 were $473,000 and $513,000, respectively.

      Other Income. Other income was $252,000 for the three months ended March 31, 1998 compared to $208,000 for the three months ended March 31, 1997. The $44,000 or 21.2% increase was primarily the result of an increase in the gain on the sale of mortgage loans of $10,000, and an increase in miscellaneous income of $13,000.

      Other income was $800,000 for the nine months ended March 31, 1998 compared to $627,000 for the nine months ended March 31, 1997. The $173,000 or 27.6% increase was primarily the result of a $66,000 increase in gain on sales of investment securities and a $70,000 increase in gain on sales of mortgage loans.

      Operating Expenses. Operating expenses increased to $1.2 million for the three months ended March 31, 1998 from $1.0 million for the three months ended March 31, 1997. The increase of $191,000 or 19.1% mainly resulted from an increase in salaries and employee benefits of $97,000 attributable to the Company's adoption of an Employee Stock Ownership Plan ("ESOP") and an increase in other general and administrative expenses of $79,000 caused by higher professional fees and liability insurance costs from operating as a public company. Operating expense increased to $3.5 million for the nine months ended March 31, 1998 from $3.2 million for the nine months ended March 31, 1997. The increase of $312,000 or 9.8% mainly resulted from an increase in salaries and employee benefits attributable to the Company's adoption of an Employee Stock Ownership Plan and an increase in other general and administrative expenses caused by higher professional fees and liability insurance costs from operating as a public company. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a publicly held stock institution.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at March 31, 1998 was 32.7%.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Bank's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds form the Federal Home Loan Bank of Boston. At March 31, 1998, the Bank had borrowings of $13.5 million from the FHLB of Boston.

      At March 31, 1998, the Bank had $8.9 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $45.8 million at March 31, 1998. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At March 31, 1998, the Bank exceeded all of its regulatory capital requirements.

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

      The Company and the Bank are utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's and the Bank's primary data processing vendors that plans are being developed to address processing of transactions in the year 2000. Although the Company cannot currently estimate the extent to which any failure to process date information correctly could have a material adverse effect on the Company's business, operations or financial condition, management believes that, if not adequately addressed, such delays, errors or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

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

      The Bank has contacted its significant vendors and requested their year 2000 compliance plans. The Bank has reviewed vendor plans that have been received and has notified such vendors of its reliance upon their representations. Where possible, the Bank has begun testing core mission critical systems. The Federal Deposit Insurance Corporation ("FDIC") has conducted a review to determine the Bank's progress in achieving year 2000 compliance for automated systems and determined that the Bank's program is proceeding satisfactorily.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       There has been no material change in market risk since June 30, 1997.

PART II.    OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      (d)   Use of Proceeds

      The Company's Registration Statement on Form S-1 (File No. 333-34447) (the "Registration Statement") was declared effective by the United States Securities and Exchange Commission (the "SEC") on November 14, 1998. All 2,711,125 shares of common stock, par value of $.01 per share (the "Common Stock"), registered in the Registration Statement and offered in the Company's Subscription Offering (the "Offering") were sold at a price of $10.00 per share. The Offering closed on January 8, 1998 and raised gross proceeds of $27,111,250 for the Company. Trident Securities, Inc. of Raleigh, North Carolina served as Sales Agent for the Offering.

      No Offering expenses were paid, either directly or indirectly, to directors or officers of the Company or their associates, to persons owning ten percent or more of the Company's Common Stock or to any other affiliates of the Company.

      The net proceeds of the Offering for the Company, after deducting the expenses of the Offering (including sales agency commissions and expenses) were $25,760,000. Of such proceeds, $12,904,000 were distributed to the
Bank, which used the proceeds for purchases of U.S. Treasury Notes and Federal Agency obligations of varying maturities with final maturities all within five years and funding of adjustable and fixed rate residential loans, consumer loans, and commercial and commercial real estate loans. Of the proceeds retained by the Company, $3,194,000 was loaned to the Company's Employee
Stock Ownership Plan to fund its purchase of 216,890 shares of Common Stock in open-market purchases.  Proceeds were also invested in U.S. Treasury
Notes maturing within two years and Federal Agency obligations of varying
maturities with final maturities all within five years.   No Offering
proceeds were paid, either directly or indirectly, to directors or officers of the Company or their associates, to persons owning ten percent or more of the Company's Common Stock or to any other affiliates of the Company. The use of proceeds does not represent a material change from the use of proceeds described in the Company's prospectus.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

            None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MYSTIC FINANCIAL, INC.


Date:   May 13, 1998                   By:  /s/ Robert H. Surabian
      -----------------------------       ---------------------------------
                                          Robert H. Surabian
                                          President and Chief Executive Officer


Date:   May 13, 1998                   By:  /s/ Ralph W. Dunham
      -----------------------------       ---------------------------------
                                          Ralph W. Dunham
                                          Executive Vice-President, Chief
                                          Financial Officer, and Treasurer