Form 10-K
period 1998-06-30
MYSTIC FINANCIAL INC
filed 1998-09-28
CIK 1044880

-------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-23533


                             MYSTIC FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                              04-3401049
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


                  60 High Street, Medford, Massachusetts 02155
                (Address of principal executive office-zip code)
                            Telephone (781) 395-2800


          Securities registered pursuant to Section 12(b) of the Act:
                                      None


          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [ X ]

      As of August 28, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $27,528,992.

      As of August 28, 1998, 2,573,555 shares of Registrant's common stock were outstanding.

                      Documents Incorporated by Reference:


Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------


                             MYSTIC FINANCIAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1998

                               TABLE OF CONTENTS



                                     PART I

ITEM 1.   Business .................................................................    1
ITEM 2.   Properties ...............................................................   28
ITEM 3.   Legal Proceedings ........................................................   28
ITEM 4.   Submission of Matters to a Vote of Security Holders ......................   28

                                     PART II
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters ....   29
ITEM 6.   Selected Financial Data...................................................   30
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations ...........................................................   32
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk................   45
ITEM 8.   Financial Statements and Supplementary Data ..............................   46
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ....................................................   46

                                    PART III
ITEM 10.  Directors and Executive Officers of the Registrant .......................   47
ITEM 11.  Executive Compensation ...................................................   47
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management............   47
ITEM 13.  Certain Relationships and Related Transactions ...........................   47

                                    PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........   48


                                     PART I

ITEM 1. BUSINESS

General

      On January 8, 1998, Medford Co-operative Bank (the "Bank") completed its conversion from mutual to stock form and became a wholly-owned subsidiary of Mystic Financial, Inc. ("Mystic" or the "Company"). On such date, the Company sold 2,711,125 shares of its common stock, par value $0.01 per share (the "Common Stock"), to the public, at a per share price of $10.00. The conversion of the Bank from mutual to stock form, the formation of the Company as the holding company for the Bank and the issuance and sale of the Common Stock are herein referred to collectively as the "Conversion." The Conversion raised $25.7 million in net proceeds. Mystic used $3.2 million of retained net proceeds to fund a loan to its Employee Stock Ownership Plan ("ESOP") to purchase 216,890 shares of the Common Stock in open-market purchases following completion of the Conversion.

      The Company's principal business activity consists of the ownership of the Bank. The Company also invests in short-term investment grade marketable securities and other liquid investments. The Company has no significant liabilities (other than those of the Bank). The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Company. The Company utilizes the support staff of the Bank from time to time, as needed. Additional employees may be hired as deemed appropriate by the management of the Company. Unless otherwise disclosed, the information presented in this Annual Report on Form 10-K represents the activity of the Bank for the period prior to January 8, 1998 and the consolidated activity of Mystic and the Bank thereafter.

      The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices and one educational branch office in Medford, Massachusetts. The Bank's deposits have been federally insured since 1986 and are currently insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank. The Bank has been a member of the Co-operative Central Bank since 1932 and a member of the Federal Home Loan Bank ("FHLB") since 1988. The Bank is subject to comprehensive examination, supervision and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC. This regulation is intended primarily for the protection of depositors and borrowers. The Bank exceeded all of its regulatory capital requirements at June 30, 1998.

      The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one- to four-family residences, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and Federal Agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and on borrowings from the FHLB. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

      The Bank has one active subsidiary, Mystic Securities Corporation, which was established for the sole purpose of acquiring and holding investment securities. All securities held by Mystic Securities Corporation are investments which are permissible for banks to hold under Massachusetts law.

Market Area

      The Bank's main office and three branch offices are located in Medford, Middlesex County, Massachusetts. The city of Medford, containing approximately 60,000 residents, is located approximately seven miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Malden, Everett, Somerville, Stoneham, Winchester and Arlington. The City of Medford is easily accessible from downtown Boston via Interstate 93 and is accessible via other state roads connecting the communities within the Route 128 corridor surrounding Boston. As an established metropolitan suburb, Medford consists mostly of developed single- and multi-family properties within a network of well-maintained neighborhoods. The city of Medford represents the primary market area for deposit and loan generation as most of the Bank's depositors and loan customers live in the areas surrounding the Bank's office locations. The Bank considers its primary market area to be the communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Melrose, Lexington and Bedford, Massachusetts. The economic base of the Bank's market area is diversified and includes a number of financial service institutions, industrial and manufacturing companies, hospitals and other health care facilities and educational institutions. The major employers in the Medford area are Tufts University, Lawrence Memorial Hospital, the City of Medford and Meadow Glen Mall, with approximately 1,600, 1,300, 1,200 and 1,000 employees each, respectively. Management believes that the housing vacancy rate in Medford is very low. The majority of the Bank's lending and deposit activity has historically been in Medford, although the commercial loan department has been largely responsible for expanded business throughout eastern Middlesex County. Middlesex County, located in eastern Massachusetts to the north and west of the city of Boston, is part of the Boston metropolitan area. Based on 1997 Bureau of Labor Statistics, the median household income for Middlesex County was $49,414.

      Management believes that the Bank's success as a home lender has been due, in part, to the favorable income, population and housing demographics in Medford and in the Bank's market area. At the same time, the growth of the market area and delineated lending area and their proximity to Boston has resulted in a highly competitive environment among the many financial institutions competing for deposits and loans.

Competition

      The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage, commercial and other loans. Direct competition for savings deposits primarily comes from larger commercial banks and other savings institutions located in or near the Bank's primary market area which often have significantly greater financial and technological resources than the Bank. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms.

      With regard to lending competition in the local market area, the Bank experiences the most significant competition from the same institutions providing deposit services, most of whom have placed an emphasis on real estate lending as a line of business. In addition, the Bank competes with local and regional mortgage companies, independent mortgage brokers and credit unions in originating mortgage and non-mortgage loans. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions.

      Competition from other financial institutions operating in the Bank's local community includes a number of both large and small commercial banks and savings institutions. The Bank has experienced growth in deposits in recent years primarily due to an increased emphasis on marketing products and services. However, competition remains high in the marketplace.

Lending Activities

      The Bank originates loans through its three offices located in Medford, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area, consisting of the Massachusetts communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville and Melrose, and the origination of commercial loans secured by commercial real estate and commercial assets within eastern Middlesex County. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans.

      In the past three years, the Bank has made a major commitment to small business commercial lending. The Bank has expanded its commercial lending department with the addition of two senior officers with considerable commercial lending expertise and has developed a support staff to run the commercial loan department.

      The Bank's ten largest loans, outstanding as of June 30, 1998, ranged from $733,000 to $2.2 million.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                           At June 30,
                                   ------------------------------------------------------------
                                          1998                 1997                 1996
                                   ------------------   ------------------   ------------------
                                    Amount    Percent    Amount    Percent    Amount    Percent
                                   --------   -------   --------   -------   --------   -------
                                                      (Dollars in thousands)

Residential mortgage loans         $106,412    76.8%    $ 90,203    78.7%    $ 82,459    87.0%
Commercial real estate loans         24,475    17.7       17,847    15.6        8,280     8.7
Commercial loans                      4,579     3.3        3,677     3.2        1,715     1.8
Consumer loans                        1,787     1.3        1,655     1.4        1,781     1.9
Home equity loans                     1,716     1.2        1,564     1.4        1,176     1.2
Construction loans                    1,260     0.9          976     0.9          285     0.4
                                   ----------------------------------------------------------
Total loans                         140,229   101.2%     115,922   101.2%      95,696   101.0%

Less:
Deferred loan origination fees           17     ---           37     ---           60     0.1
Unadvanced principal                    383     0.3          340     0.3          134     0.1
Allowance for loan losses             1,236     0.9          977     0.9          742     0.8
                                   ----------------------------------------------------------
Loans, net                         $138,593   100.0%    $114,568   100.0%    $ 94,760   100.0%
                                   ----------------------------------------------------------

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings located in the Bank's primary market area. As of June 30, 1998, loans on one- to four-family residential properties accounted for 76.8% of the Bank's loan portfolio.

      The Bank's mortgage loan originations are for terms of up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

      The Bank makes conventional mortgage loans and uses standard Federal National Mortgage Association ("FNMA") documents, to allow for the sale of qualifying loans in the secondary mortgage market. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%.

      Since the early 1980s the Bank has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one or three years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term, plus a margin of up to 250 basis points, or 2.5%. Additionally, the Bank offers an adjustable-rate loan product with an interest rate fixed for seven years which then reprices annually for its remaining term thereafter. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

      Historically, the Bank has retained all adjustable-rate mortgages it originates. However, in recent years, in order to generate liquidity, the Bank has sold some of these loans. The Bank's adjustable-rate mortgages include limits on increases or decreases of the interest rate of the loan. The interest rate may increase or decrease by 2% per year and 5% over the life of the loan for the Bank's one-year adjustable rate mortgages and by 3% per adjustment period and 6% over the life of the loan for the Bank's three-year adjustable rate mortgages. The Bank also offers an adjustable rate mortgage on which the rate is fixed for the first seven years; thereafter, the loan converts to a one-year adjustable-rate mortgage. The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended June 30, 1998, the Bank originated $15.2 million in adjustable-rate mortgage loans and $27.9 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $5.3 million of fixed-rate loans with terms of greater than 15 years and retained $22.6 million of fixed-rate loans, substantially all of which had terms of 15 years or less. Approximately 24% of all loan originations during fiscal 1998 were refinancings of loans already in the Bank's loan portfolio. At June 30, 1998, the Bank's loan portfolio included $59.0 million in adjustable-rate one- to four-family residential mortgage loans or 42.6% of the Bank's net loan portfolio, and $47.4 million in fixed-rate one- to four-family residential mortgage loans, or 34.2% of the Bank's net loan portfolio.

      The Bank engages in a limited amount of construction lending usually for the construction of single family residences. Most are construction/permanent loans to the future occupants, structured to become permanent loans upon the completion of construction. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Due to the small amount of construction loans in the Bank's portfolio, the risk in this area is limited.

      Commercial Real Estate Loans. At June 30, 1998, the Bank's commercial real estate loan portfolio consisted of 93 loans, totaling $24.5 million, or 17.7% of net loans. The Bank's largest loan is a commercial real estate loan with an outstanding balance of $2.2 million at June 30, 1998 secured by 78 residential apartment units in Medford and Malden, Massachusetts. Commercial real estate loans are administered by the commercial loan department as described below under "Commercial Loans."

      In May 1995, the Bank hired a commercial loan officer with over 20 years of experience in commercial lending in the Boston market area for the purpose of expanding the commercial lending program of the Bank. In 1996, the Bank added a second commercial loan officer with over 15 years of experience with commercial lending in the Bedford/Lexington area. With the help of these two officers, the Bank is originating commercial real estate loans and commercial loans to satisfy the working capital and short-term financing needs of established local businesses.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan.

      Commercial Loans. In the past three years, the Bank has made a major commitment to small business commercial lending. The Bank has worked to develop a niche of making commercial loans to companies which have from $500,000 to $15 million in sales and has recently become an approved lender of the Small Business Administration. At June 30, 1998, the Bank's commercial loan portfolio consisted of 123 loans, totaling $4.6 million, or 3.3% of net loans.

      Commercial loans are expected to comprise a growing portion of the Bank's loan portfolio in the future. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in the Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower.

      Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.

      Home Equity Loans. The Bank also originates home equity loans which are loans secured by available equity based on the appraised value of owner-occupied one- to four-family residential property. Home equity loans will be made for up to 75% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates and fixed rates. The adjustable interest rate is prime minus 1% for the first year and prime plus 1% thereafter above the prime rate as reported in the Wall Street Journal and have terms of ten years or less. At June 30, 1998, the Bank had $1.7 million in home equity loans with unused credit available to existing borrowers of $1.7 million.

      Consumer Loans. The Bank's consumer loans consist of share secured loans, and other consumer loans, including automobile loans and credit card loans. At June 30,1998, the consumer loan portfolio totaled $1.8 million or 1.3% of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Consumer loans generally do not exceed $25,000 individually.

      The Bank makes share secured loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4% higher than the rate being paid on the account. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 90% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans.

      The Bank makes unsecured credit card loans up to $5,000 at fixed rates of interest. At June 30, 1998, the Bank had 625 unsecured credit card loans totaling $356,000.

      Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, the Bank's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future, or that the Bank will not incur future losses on these activities.

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 60 days. At June 30, 1998, the Bank had $6.4 million in loan commitments outstanding, all for the origination of one- to four-family residential real estate loans, home equity loans, commercial loans and commercial real estate loans. In addition, unadvanced funds on lines of credit and credit card loans were $5.9 million.

      Loan Solicitation and Loan Fees. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's office. Additionally, the Bank has two residential loan originators, both of whom actively cover the local community, working with local real estate brokers and agents to identify and contact potential new customers.

      Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent appraiser who has been approved by the Bank's board of directors. Fire and casualty insurance are required on all loans secured by improved real estate. Insurance on other collateral is required unless waived by the loan committee. The board of directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank. All residential and commercial real estate mortgages and commercial business loans must be ratified by the Bank's board of directors. In addition, certain designated officers of the Bank have authority to approve loans not exceeding specified levels, while the board of directors must approve loans in excess of
(a) $300,000 for commercial real estate loans; (b) $100,000 for commercial loans; (c) loans over the current FNMA limit for residential mortgage loans; and (d) $20,000 for consumer loans.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At June 30, 1998, the amount of net deferred loan origination fees was $17,000.

      Loan Maturities. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                             At June 30, 1998
                                       -------------------------------------------------------------
                                       Residential    Commercial
                                        Mortgage      Real Estate   Commercial   Consumer    Total
                                        Loans(1)         Loans        Loans       Loans      Loans
                                       -----------    -----------   ----------   --------   --------
                                                              (In thousands)

Total loans scheduled to mature:
In one year or less                     $  1,589        $   334       $1,878      $   71    $  3,872
After 1 year through 5 years               1,567            356        2,257       1,603       5,783
Beyond five years                        106,232         23,785          444         113     130,574
                                        ------------------------------------------------------------
Total                                   $109,388        $24,475       $4,579      $1,787    $140,229
                                        ============================================================

Loan balance by type scheduled to
 mature after one year:
Fixed-rate                              $ 45,927        $ 2,055       $1,461      $1,716    $ 51,159
Adjustable-rate                           61,872         22,086        1,240         ---      85,198

--------------------
<F1>  For purposes of this schedule, home equity loans and construction loans have been included in residential mortgage loans.

      Originations and Sales of Loans. The Bank is a qualified seller/servicer for FNMA. Beginning in 1987, the Bank began to sell a portion of its fixed-rate loans with terms in excess of 15 years to FNMA. All of the Bank's sales to FNMA have been made with servicing retained on the loans. At June 30, 1998, the Bank was servicing $13.1 million in loans for FNMA. Depending upon market conditions, the Bank retains a portion of its fixed rate loans from time to time. In addition, the Bank has also sold loans to other private investors. At June 30, 1998, the Bank was servicing $3.7 million of such loans.

      Originations for the year ended June 30, 1998 have continued to increase due to the addition of a mortgage loan originator and a second commercial lending officer. Loan sales were reduced during the same period as the Bank borrowed from the FHLB to fund loan originations. Historically, the Bank has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans and commercial real estate loans. The following table sets forth information with respect to originations and sales of loans during the periods indicated.

                                                    Years Ended June 30,
                                              --------------------------------
                                                1998        1997        1996
                                              --------    --------    --------
                                                       (In thousands)

Beginning balance                             $114,568    $ 94,760    $ 80,217
                                              --------------------------------
  Mortgage originations                         43,141      28,423      24,712
  Consumer loan originations                     2,218         959       1,033
  Commercial real estate loan originations       6,338      10,573       5,357
  Commercial loan originations                   3,680       4,771       2,908
  Loan participations repurchased                1,914          --          --
                                              --------------------------------
      Total loans originated and purchased      57,291      44,726      34,010
                                              --------------------------------
Less:
  Amortization and payoffs                      27,675      15,055      16,561
  Provision for loan losses                        245         272         100
  Transfers to foreclosed real estate               --          --          83
  Total loans sold                               5,346       8,750       1,598
  Loan participations sold                          --         841       1,125
                                              --------------------------------
      Ending balance                          $138,593    $114,568    $ 94,760
                                              ================================

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Security Committee of the board of directors perform a monthly review of all delinquent loans and loans are placed on a non-accrual status when loans are 90 days past due or, in the opinion of management, the collection of principal and interest are doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments larger than $25,000, that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Senior Lending Officer for Commercial Loans, Senior Loan Officer for Mortgage Lending, Chief Financial Officer, Chief Executive Officer, and Mortgage Servicing Officer (the "Watch-List Committee"), who meet periodically to discuss the status of the loans on the Watch List and to add or delete loans from the list. The Directors can request that a loan relationship be placed on Watch-List status.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's problem assets and loans at the dates indicated.

                                                                  At June 30,
                                                         -----------------------------
                                                          1998       1997       1996
                                                         -------    -------    -------
                                                             (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-performing loans)                  $1,374     $1,708     $1,265
                                                         ============================
Loans 30-89 days past due as a percent of net loans        0.99%      1.49%      1.33%
Non-performing loans  (90 days past due)                 $  150     $  365        622
Foreclosed real estate                                       --         --         --
                                                         ----------------------------
      Total non-performing assets                        $  150     $  365     $  622
                                                         ============================
Non-performing loans as a percent of net loans             0.11%      0.32%      0.66%
Non-performing assets as a percent of total assets         0.08%      0.24%      0.47%

      During the year ended June 30, 1998, gross interest income of $24,000, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the respective period. At June 30, 1998, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the FDIC. At June 30, 1998, the Bank had no assets classified as doubtful or loss, and $150,000 in assets designated as substandard.

      In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Further, after properties are acquired following loan defaults, additional losses may occur with respect to such properties while the Bank is holding them for sale. The Bank increases its allowances for loan losses and losses on real estate owned by charging provisions for losses against the Bank's income. Specific reserves are also recognized against specific assets when management believes it is warranted.

      While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Alternately, there can be no assurance that increases in the Bank's allowance for loan losses will occur.

      The FDIC has adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of
(i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) estimated credit losses for the portions of the portfolio that have not been classified (including those loans designated as special mention). This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

      The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                                                      Years Ended June 30,
                                                               ----------------------------------
                                                                 1998         1997         1996
                                                               --------     --------     --------
                                                                     (Dollars in thousands)

Average loans, net                                             $124,971     $103,223     $ 86,651
                                                               ==================================

Period-end total loans                                         $138,593     $114,568     $ 94,760
                                                               ==================================

Allowance for loan losses at beginning of period               $    977     $    742     $    757
Provision charged to operations                                     245          272          100

Recoveries:
Real estate mortgage:
  Residential                                                       ---          ---           10
  Commercial                                                        ---          ---          ---
Commercial loans                                                     16          ---          ---
Consumer and home equity                                            ---           20           13
Construction                                                        ---          ---          ---
                                                               ----------------------------------
      Total recoveries                                               16           20           23
                                                               ----------------------------------

Loans charged-off:
Real estate-mortgage:
  Residential                                                       ---          ---         (100)
  Commercial                                                        ---          (24)         ---
Commercial loans                                                    ---          ---          ---
Consumer and home equity                                             (2)         (33)         (38)
Construction                                                        ---          ---          ---
                                                               ----------------------------------
  Loans charged-off                                                  (2)         (57)        (138)
                                                               ----------------------------------

  Allowance for loan losses at end of period                   $  1,236     $    977     $    742
                                                               ==================================

Ratios:
  Allowance for loan losses to period end net loans                0.89%        0.85%        0.78%
  Allowance for loan losses to non-performing loans              824.00%      267.67%      119.29%

  Net charge-offs (recoveries) to average loans, net              (0.01)%       0.04%        0.13%
  Net charge-offs (recoveries) to allowance for loan losses       (1.13)%       3.79%       15.50%

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.

                                                                  At June 30,
                                    ------------------------------------------------------------------------
                                             1998                     1997                     1996
                                    ----------------------   ----------------------   ----------------------
                                              Percent of               Percent of               Percent of
                                             Loans in Each            Loans in Each            Loans in Each
                                              Category to              Category to              Category to
                                    Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                    ------   -------------   ------   -------------   ------   -------------
                                                             (Dollars in thousands)

Real estate - mortgage:
  Residential                       $  559       75.8%        $542        77.8%        $542           86.2%
  Commercial                           531       17.5          338        15.4          120            8.7
Commercial loans                       100        3.3           75         3.2           50            1.8
Consumer and home equity                46        2.5           22         2.8           30            3.1
Construction                            --        0.9           --         0.8           --            0.2
                                    ----------------------------------------------------------------------
Total allowance for loan losses     $1,236      100.0%        $977       100.0%        $742          100.0%
                                    ======================================================================

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At June 30, 1998, the Bank's liquidity ratio was 25.4%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

      Interest income from investments in various types of liquid assets provides a significant source of revenue for the Bank. As the New England economy experienced a severe downturn in the late 1980's, the Bank chose to invest excess liquidity in its investment portfolio. The Bank invests in U.S. Treasury and Federal Agency securities, bank certificates of deposits, equity securities, corporate debt securities and overnight federal funds. The balance of investment securities maintained by the Bank in excess of regulatory requirements reflects management's historical objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments.

      The Bank purchases securities through a primary dealer of U.S. Government obligations or such other securities dealers authorized by the board of directors and requires that the securities be delivered to a safekeeping agent before the funds are transferred to the broker or dealer. The Bank purchases investment securities pursuant to an investment policy established by the board of directors.

      Available for sale securities are reported at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of tax effects. Held-to-maturity securities are carried at amortized cost. Substantially all purchases of investment securities conform to the Company's interest rate risk policy. The following table sets forth the Company's investment securities at the dates indicated.

                                                                  At June 30,
                                         ---------------------------------------------------------------
                                                 1998                  1997                  1996
                                         -------------------   -------------------   -------------------
                                         Amortized    Fair     Amortized    Fair     Amortized    Fair
                                           Cost       Value      Cost       Value      Cost       Value
                                         ---------   -------   ---------   -------   ---------   -------
                                                             (Dollars in thousands)
Securities available for sale:
  Marketable equity securities            $ 2,544    $ 3,222    $ 3,543    $ 3,819    $ 1,639    $ 1,568
  U.S. Government and Federal Agency
   obligations                             11,540     11,527        ---        ---        ---        ---
                                          --------------------------------------------------------------
      Total                                14,084     14,749      3,543      3,819      1,639      1,568
                                          --------------------------------------------------------------
Securities held to maturity:
  U.S. Government and Federal Agency
   obligations                              9,498      9,510     14,976     14,908     16,899     16,767
  Other bonds and obligations               2,508      2,520      2,528      2,523         27         27
                                          --------------------------------------------------------------
      Total                                12,006     12,030     17,504     17,431     16,926     16,794
                                          --------------------------------------------------------------

Total                                     $26,090    $26,779    $21,047    $21,250    $18,565    $18,362
                                          ==============================================================

      The following table sets forth the scheduled maturities, carrying values and average yields for the Company's debt securities at June 30, 1998.

                                                                June 30, 1998
                                        ---------------------------------------------------------------
                                         One Year or Less      One to Five Years           Total
                                        -------------------   -------------------   -------------------
                                        Amortized   Average   Amortized   Average   Amortized   Average
                                          Cost       Yield      Cost       Yield      Cost       Yield
                                        ---------   -------   ---------   -------   ---------   -------
                                                            (Dollars in thousands)
Securities available for sale:
U.S. Government and Federal Agency
 obligations                             $1,499      5.38%     $10,041     5.98%     $11,540     5.90%
                                         ============================================================
Securities held to maturity:
U.S. Government and Federal Agency
 obligations                             $5,996      5.97%     $ 3,502     6.07%     $ 9,498     6.01%
Other bonds and obligations               1,505      6.25%       1,003     6.16%       2,508     6.24%
                                         ------------------------------------------------------------
     Total                               $7,501      6.03%     $ 4,505     6.09%     $12,006     6.06%
                                         ============================================================

Deposit Activity and Other Sources Of Funds

      General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from principal repayments and interest payments on loans and investments as well as other sources arising from operations in the production of net earnings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

      Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, passbook savings, NOW accounts, demand deposits, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      The Bank's policies are designed primarily to attract deposits from local residents and businesses rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      During the past two years, there has been a significant increase in demand deposit and NOW accounts, resulting from the increase in commercial customers during this time period.

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.

                                                         At June 30,
                              -----------------------------------------------------------------
                                     1998                   1997                   1996
                              -------------------    -------------------    -------------------
                               Amount     Percent     Amount     Percent     Amount     Percent
                              --------    -------    --------    -------    --------    -------
                                                   (Dollars in thousands)

Savings deposits              $ 40,460     27.9%     $ 40,794     31.6%     $ 40,019      33.5%
NOW accounts                    34,208     23.6        17,975     13.9        15,480      12.9
Money market deposits            6,256      4.3         6,489      5.0         6,366       5.3
Demand deposits                  6,603      4.6         4,910      3.8         4,103       3.4
Certificates of deposit         57,239     39.6        59,135     45.7        53,666      44.9
                              -----------------------------------------------------------------
      Total deposits          $144,766    100.0%     $129,303    100.0%      $119,634    100.0%
                              =================================================================

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1998.

              Maturity Period      Certificates of Deposit      Rate
              ---------------      -----------------------      -----
                                   (Dollars in thousands)

              0-3 months                   $ 2,568              5.22%
              3-6 months                     2,794              5.26
              6-12 months                    2,206              5.59
              1-2 years                      1,660              5.71
              2-3 years                        420              6.07
              over 3 years                     120              6.25
                                           -------
                    Total                  $ 9,768              5.45%
                                           =======

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by the Bank's stock in the FHLB, the Bank's deposits at the FHLB and a portion of the Bank's mortgage loans and investment securities. The Bank had FHLB advances of $16.5 million outstanding at June 30, 1998.

      The FHLB functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by the United States) provided certain standards related to creditworthiness have been met.

Personnel

      As of June 30, 1998, the Bank had 48 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following is intended only as a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For federal income tax purposes, the Company and the Bank will file consolidated income tax returns and report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

      Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to its loans and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of June 30, 1997.

      Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., its reserve as of April 30, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

      Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

      Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1997 and before January 2009.

      Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation paying a dividend.

State and Local Taxation

      Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 11.32% of federal taxable income, adjusted for certain items. It is anticipated that this rate will be gradually reduced over the next few years so that the Bank's tax rate will become 10.5% by June 30, 2000. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. No deductions, however, are allowed for dividends received until July 1, 1999. In addition, carryforwards and carrybacks of net operating losses are not allowed.

      The Bank's active subsidiary, Mystic Securities Corporation, was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. Mystic Securities Corporation is classified with the Massachusetts Department of Revenue as a "security corporation" under Massachusetts law, qualifying it to take advantage of the low 1.32% income tax rate on gross income applicable to companies that are so classified.

      State of Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and has paid an annual franchise tax to the State of Delaware.

      For additional information regarding taxation, see Note 8 of the Notes to Consolidated Financial Statements.

                                 REGULATION

General

      As a co-operative bank chartered by the Commonwealth of Massachusetts, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Commissioner. In addition, as a bank whose deposits are insured by the FDIC under the BIF, the Bank is subject to deposit insurance assessments by the FDIC, and the FDIC has examination and supervisory authority over the Bank, with a broad range of enforcement powers. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance funds, not bank stockholders.

      The following references to the laws and regulations under which the Bank is regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations.

Massachusetts Banking Laws and Supervision

      Massachusetts co-operative banks such as the Bank are regulated and supervised by the Commissioner. The Commissioner is required to regularly examine each state-chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner is subject to sanctions. The Commissioner may under certain circumstances suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

      All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank and are subject to its assessments. The Co-operative Central Bank maintains the Share Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. In addition, the Co-operative Central Bank acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing certain qualifying obligations from them.

      Major changes in Massachusetts law in 1982 and 1983 substantially expanded the powers of co-operative banks, and made their powers virtually identical to those of state-chartered commercial banks. The powers which Massachusetts-chartered co-operative banks can exercise under these laws are summarized below.

      Lending Activities. A Massachusetts chartered co-operative bank may make a wide variety of mortgage loans. Fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations. Mortgage loans may be made on real estate in Massachusetts or in another New England state if the bank making the loan has an office there or under certain other circumstances. In addition, certain mortgage loans may be made on improved real estate located anywhere in the United States. Commercial loans may be made to corporations and other commercial enterprises with or without security. With certain exceptions, such loans may be made without geographic limitation. Consumer and personal loans may be made with or without security and without geographic limitation. Loans to individual borrowers generally will be limited to 20% of the total of the Bank's capital accounts and stockholders' equity.

      Investments Authorized. Massachusetts-chartered co-operative banks have broad investment powers under Massachusetts law, including so-called "leeway" authority for investments that are not otherwise specifically authorized. The investment powers authorized under Massachusetts law are restricted by federal law to permit, in general, only investments of the kinds that would be permitted for national banks. The Bank has authority to invest in all of the classes of loans and investments that are permitted by its existing loan and investment policies.

      Payment of Dividends. A co-operative bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

      Branches. With the approval of the Commissioner, bank branches may be established in any city or town in Massachusetts; in addition, co-operative banks may operate automated teller machines at any of their offices or, with the Commissioner's approval, anywhere in Massachusetts. Sharing of ATMs or "networking" is also permitted with the Commissioner's approval. Massachusetts chartered co-operative banks may also operate ATMs outside of Massachusetts if permitted to do so by the law of the jurisdiction in which the ATM is located.

      Interstate Acquisitions. In 1996, the Massachusetts legislature passed a new interstate banking statute in anticipation of the June 1, 1997 effective date of the federal interstate banking law. Pursuant to this statute, an out-of-state bank may (subject to various regulatory approvals and to reciprocity in its home state) establish and maintain bank branches in Massachusetts by (i) merging with a Massachusetts bank that has been in existence for at least three years, (ii) acquiring a branch or branches of a Massachusetts bank without acquiring the entire bank, or (iii) opening such branches de novo. Massachusetts banks' ability to exercise similar interstate banking powers in other states depends upon the laws of the other states. For example, according to the law of the bordering state of New Hampshire, out-of-state banks may acquire New Hampshire banks by merger, but may not establish de novo branches in New Hampshire.

      Other Powers. Massachusetts-chartered co-operative banks may also lease machinery and equipment, act as trustee or custodian for tax qualified retirement plans, establish trust departments and act as professional trustee or fiduciary, provide payroll services for their customers, issue or participate with others in the issuance of mortgage-backed securities and establish mortgage banking companies and discount securities brokerage operations. Some of these activities require the prior approval of the Commissioner.

      Post-conversion Oversight. The Commissioner continues to oversee the Bank following the Conversion on a number of matters specifically relating to the Conversion. For example, the Bank has agreed to submit written quarterly progress reports to the Division for three years following the Conversion which detail the implementation of the Bank's conversion business plan's objectives and goals.

Federal Banking Regulations

      Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. The FDIC and the other federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. Tier 1 capital is the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less most intangible assets.

      The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework designed to make regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. Under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"), are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers, are assigned a risk weight of 50%. Consumer loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%.

      State non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, preferred stock with a maturity of over 20 years, and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions.

      The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to the risks of changes in interest rates in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank, and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and to require an explicit capital component for interest rate risk.

      The following table shows the Company's and the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at June 30, 1998.

                                                                                                    Minimum
                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                            Minimum            Prompt Corrective
                                                     Actual           Capital Requirement      Action Provisions
                                                ----------------    -----------------------    -----------------
                                                Amount     Ratio       Amount        Ratio     Amount     Ratio
                                                -------    -----    ------------    -------    -------    ------
                                                                    (Dollars in thousands)
Total Risk-Based Capital Ratio
  Consolidated                                  $36,931    34.1%    $8,670          8.0%           N/A     N/A
  Bank                                           25,653    24.4      8,412          8.0        $10,515    10.0%
Tier I Risk-Based Capital Ratio
  Consolidated                                   35,695    32.9      4,335          4.0            N/A     N/A
  Bank                                           24,417    23.2      4,206          4.0          6,309     6.0
Regulatory Tier I Leverage Capital Ratio (1)
  Consolidated                                   35,695    19.1      7,486-9,357    4.0-5.0        N/A     N/A
  Bank                                           24,417    13.9      7,032-8,790    4.0-5.0      8,790     5.0

--------------------
<F1>  For the purpose of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

      As the preceding table shows, the Company and the Bank exceeded the minimum capital adequacy requirements at the date indicated.

      Enforcement. The FDIC has extensive enforcement authority over insured co-operative banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. See "--Prompt Corrective Action." The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others);
(ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

      Deposit Insurance. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. The Bank's assessment rate is currently 0 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition, recent legislation requires BIF-insured institutions like the Bank to assist in the payment of FICO bonds.

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1997 was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits. For the semi-annual period beginning July 1, 1998, the rates of assessment for the FICO bonds is 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

      Under the Federal Deposit Insurance Act (the "FDI Act"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates and Insiders of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, any covered transaction and certain other transactions, including the sale of assets or purchase of services, between a bank and any of its affiliates must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate. Further, most loans by a bank to its affiliate must be supported by collateral in amounts ranging from 100 to 130 percent of the loan amounts.

      A bank's loans to its executive officers, directors, any owner of 10% or more of its stock and any of certain entities affiliated to any such person (each an "insider") are subject to the conditions and limitations imposed by
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under Section 22(h), loans to an insider may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than either (a) $500,000 or (b) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus, unless such loans are approved in advance by a majority of the board of directors of the bank, with any "interested" director not participating in the voting. Further, Regulation O requires that loans to insiders be made on terms substantially the same as those that are offered in comparable transactions to other persons. Regulation O also prohibits a depository institution from paying the overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans. Also, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (a) $100,000 or (b) the greater of $25,000 or 2.5% of the bank's capital stock, surplus fund and undivided profits.

      State chartered non-member banks are further subject to the requirements and restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Specifically, this statute (i) prohibits a depository institution from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and
(ii) also prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

      Real Estate Lending Policies. FDIC regulations require that state-chartered nonmember banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

      The Interagency Guidelines, among other things, call upon a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%;
(iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non owner occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

      Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of core capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the bank receives the highest rating on the CAMELS financial institutions rating system) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the CAMELS rating system) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, core capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." At June 30, 1998 and June 30, 1997, the Bank was categorized as "well capitalized."

      The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of: (i) an amount equal to the five percent of the bank's total assets at the time it became "undercapitalized," and (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

      The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depositary bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examinations from both the FDIC and Commonwealth of Massachusetts.

      In April 1995, the FDIC and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small banks would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small bank" is defined as including banks with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1 billion, which would include the Bank.

Holding Company Regulation

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act (the "BHCA"), as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of June 30, 1998, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

      The Company will be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

      The Company will be required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

      The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

      In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor, (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and
(vii) acquiring a savings and loan association.

      Under FIRREA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever acquired as a separate subsidiary a depository institution in addition to the Bank. There are no current plans for such an acquisition.

      Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. Moreover, banks are prohibited from engaging in certain tie-in arrangements (with the bank's parent holding company or any of the holding company's subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institution. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1998, of $997,000.

      The FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3% on the first $47.8 million of net transaction accounts (subject to an exemption for the first $4.7 million), plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

Federal Securities Laws

      The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.


ITEM 2. PROPERTIES

      The following table sets forth certain information at June 30, 1998 regarding the Bank's office facilities, which are owned by the Bank, with the exception of the High School Educational Branch, which is leased at no cost, and certain other information relating to its property at that date.

                                                          Year       Square     Net Book
                                                        Completed    Footage     Value
                                                        ---------    -------    --------
                                                                      (Dollars in thousands)

Main Office:                      60 High Street          1931        7,000      $1,138
Medford, MA 02155

West Medford Office:              430 High Street         1970        2,500      $   34
Medford, MA 02155

Salem Street Office:              201 Salem Street        1995        3,500      $  940
Medford, MA 02155

High School Educational Branch:   489 Winthrop Street     1986          500      $  ---
Medford, MA 02155

      The Bank also owns an office building adjacent to its main office, located at 66 High Street, Medford, MA 02155, which had a net book value of $1.8 million at June 30, 1998. The Bank uses a portion of the top floor of this building to house some of its administrative and clerical services and leases the remaining space to third-party tenants.

      At June 30, 1998, the net book value of the Bank's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $447,000. For more information, see Note 4 of the Notes to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MYST." The table below shows the high and low sales price during the periods indicated. The Bank's common stock began trading on January 8, 1998, the date of the Conversion and initial public offering. At June 30, 1998, the last trading date in the Company's fiscal year, the Company's common stock closed at $14 1/2. At August 28, 1998, there were 2,573,555 shares of the Company's common stock outstanding, which were held of record by approximately 1,078 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

      On April 8, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on May 15, 1998 to shareholders of record on April 30, 1998. On July 8, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on August 14, 1998 to stockholders of record on July 30, 1998.

      The Board of Directors considers paying dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions and other factors. There are significant regulatory limitations on the Company's ability to pay dividends depending on the dividends it receives from its subsidiary, Medford Co-operative Bank, which are subject to regulations and the Bank's continued compliance with all regulatory capital requirements and the overall health of the institution.

                                                Price Range
                                             ------------------
             Quarter Ended                    High        Low     Dividends
---------------------------------------      -------    -------   ---------

Fiscal year ended June 30, 1998:
  Third Quarter ended March 31, 1998(1)      $18 5/8    $14 1/2     $ ---
  Fourth Quarter ended June 30, 1998          18 3/4     13 7/8      0.05

-------------------
<F1>  Third quarter data is for the period of January 8, 1998 to March 31,
      1998.


ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning the Company at the dates and for the years indicated. The following data is qualified in its entirety by the detailed information and consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

                                                     At or for the Years Ended June 30,
                                          --------------------------------------------------------
                                            1998        1997        1996        1995        1994
                                          --------    --------    --------    --------    --------        ----
                                                           (Dollars in thousands)
Balance sheet data:
  Total assets                            $199,049    $149,653    $131,366    $124,966    $121,063
  Loans, net                               138,593     114,568      94,760      80,217      77,988
  Investment securities:
    Available for sale                      14,749       3,819       1,568       1,463       1,422
    Held to maturity                        12,006      17,504      16,926      25,051      25,152
  Deposits                                 144,766     129,303     119,634     113,825     110,665
  Borrowings                                16,505       7,532          --          --          --
  Total stockholders' equity                36,127      11,940      10,949      10,366       9,683
Asset quality data:
  Non-performing loans                         150         365         622         868         839
  Allowance for loan losses                  1,236         977         742         757         749
  Foreclosed real estate                       ---         ---         ---         104         270
Number of:
   Mortgage loans outstanding                1,548       1,384       1,329       1,236       1,290
   Deposit accounts                         18,920      18,809      18,465      17,753      17,016
   Full-service offices                          3           3           3           2           2
Number of employees:
  Full-time                                     48          44          42          40          38
  Part-time                                     21          22          22          15          14
Statement of income data:
Interest and dividend income              $ 12,210    $  9,899    $  8,928    $  8,165    $  7,784
Interest expense                             5,648       4,911       4,569       3,885       3,474
                                          --------------------------------------------------------
Net interest income                          6,562       4,988       4,359       4,280       4,310
Provision for loan losses                      245         272         100         100         152
                                          --------------------------------------------------------
Net interest income after provision
 for loan losses                             6,317       4,716       4,259       4,180       4,158
Other income                                 1,035         882         658         536         543
Operating expenses                           4,774       4,330       3,878       3,576       3,144
                                          --------------------------------------------------------
Income before income taxes                   2,578       1,268       1,039       1,140       1,557
Provision for income taxes                   1,031         527         440         480         658
                                          --------------------------------------------------------
Net income                                $  1,547    $    741    $    599    $    660    $    899
                                          ========================================================


                                                       At or for the Years Ended June 30,
                                               -------------------------------------------------
                                                1998       1997       1996       1995      1994
                                               -------    -------    -------    ------    ------

Selected operating ratios:
Interest rate spread(1)                          3.54%      3.63%      3.48%     3.57%     3.67%
Net interest margin(2)                           4.05       3.84       3.67      3.73      3.81
Return on average assets                         0.90       0.54       0.48      0.55      0.75
Return on average equity                         6.70       6.40       5.53      6.46      9.61
Operating expenses as a percentage of
 average total assets                            2.79       3.15       3.08      2.97      2.62
Efficiency ratio(3)                             62.84      73.76      77.30     74.25     64.78
Asset quality ratios:
Non-performing loans as a percent of
 net loans                                       0.11       0.32       0.66      1.08      1.08
Non-performing assets as a percent of
 total assets                                    0.08       0.24       0.47      0.78      0.92
Allowance for loan losses as a percent
 of non-performing loans                       824.00     267.67     119.29     87.21     89.27
Net charge-offs (recoveries) to average
 loans, net                                     (0.01)      0.04       0.13      0.12      0.19
Capital ratios:
Average equity to average assets                13.48       8.42       8.60      8.47      7.81
Regulatory Tier I leverage capital ratio        19.07       8.08       8.51      8.45      8.09
Total equity to total assets                    18.15       7.98       8.33      8.30      8.00

----------------------------
<F1>  Interest rate spread represents the difference between weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

<F2>  Net interest margin represents net interest income divided by average interest-earning assets.

<F3>  Operating expenses divided by the sum of net interest income and other income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one- to four-family residences, commercial loans secured by general business assets, commercial real estate loans secured by commercial property, and to invest in U.S. Government and Federal Agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

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

      The Company's profitability is also affected by the level of other (noninterest) income and operating expenses. Other income consists primarily of service fees, loan servicing and other loan fees and gains on sales of investment securities. Operating expenses consist of salaries and benefits, occupancy related expenses, and other general operating expenses.

      The operations of the Bank, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution's regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Business Strategy

      The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank dedicated to financing home ownership, small business and consumer needs in its market area and providing quality service to its customers. The Bank has implemented this strategy by:
(i) monitoring the needs of customers and providing quality service; (ii) emphasizing consumer-oriented banking by originating residential mortgage loans and consumer loans, and by offering various deposit accounts and other financial services and products; (iii) recently increasing its emphasis on commercial banking and lending by originating loans for small businesses and providing greater services in its commercial and commercial real estate loan department; (iv) maintaining high asset quality through conservative underwriting; and (v) producing stable earnings.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. The Bank has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

      The term "interest rate sensitivity" refers to those assets and liabilities which mature and reprice periodically in response to fluctuations in market rates and yields. As noted above, one of the principal goals of the Bank's asset/liability program is to maintain and match the interest rate sensitivity characteristics of the asset and liability portfolios.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. The Bank regularly sells fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLB to match-fund the maturity or repricing interval of several larger commercial real estate mortgages. At June 30, 1998, the Bank's loan portfolio included $59.0 million of adjustable-rate one-to four-family mortgage loans, $22.1 million of adjustable-rate commercial real estate loans, $1.2 million of adjustable-rate or short-term commercial loans, and $1.7 million of adjustable-rate home equity loans. Together, these loans represent 60.7% of the Bank's net loans at June 30, 1998. See "Business-Lending Activities."

      In the future, in managing its interest rate sensitivity, the Bank intends to continue to stress the origination of adjustable-rate mortgages when possible and loans with shorter maturities and the maintenance of a consistent level of short-term securities.

Interest Rate Sensitivity Analysis

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998 which are expected to mature or reprice in each of the time periods shown. In the table, investment securities held to maturity are presented at amortized cost; other interest-earning assets include marketable equity securities, FHLB stock, due from Co-operative Central Bank, federal funds sold and other short-term investments; fixed rate one-to four-family loans are assumed to have an average life of 12 years; adjustable rate one-to four-family loans, commercial real estate loans, and commercial loans do not include any amortization or prepayment amounts. Money market accounts, NOW accounts, regular and other deposits are allocated in accordance with FDIC guidelines for interest rate risk management.

                                                                               At June 30, 1998
                                               ----------------------------------------------------------------------------------
                                                                       Over Six
                                                Three    Over Three     Months      Over One     Over Three     Over
                                               Months    Through Six    Through      Through       Through      Seven
                                               or Less     Months      One Year    Three Years   Seven Years    Years     Total
                                               -------   -----------   ---------   -----------   -----------   -------   --------
                                                                            (Dollars in thousands)
Interest-earning assets:
  Investment securities held to maturity       $ 1,499     $ 1,998     $  4,005     $  1,503       $ 3,001     $   ---   $ 12,006
  Investment securities available for sale,
   at fair value                                   500         500          498       10,029           ---         ---     11,527
  Other interest-earning assets                 23,501         ---          ---          ---           ---         ---     23,501
  Adjustable-rate one- to four- family
   loans                                         1,663       2,837        3,674       16,709        34,125         ---     59,008
  Fixed rate one- to four- family loans            235          76           18          225         1,941      44,909     47,404
  Commercial real estate loans                     884       1,153        4,410        6,876        10,142       1,010     24,475
  Commercial loans                               3,229         316          813          221           ---         ---      4,579
  Home equity loans                              1,716         ---          ---          ---           ---         ---      1,716
  Consumer loans                                   404          57          266          664           396         ---      1,787
  Construction loans                               ---         ---        1,260          ---           ---         ---      1,260
                                               ----------------------------------------------------------------------------------
      Total interest-earning assets             33,631       6,937       14,944       36,227        49,605      45,919    187,263
                                               ----------------------------------------------------------------------------------
Interest-bearing liabilities:
  Certificates of deposit                       18,591      12,267       13,112       12,846           423         ---     57,239
  Money market accounts                          6,256         ---          ---          ---           ---         ---      6,256
  NOW accounts                                     ---         ---       20,708        6,750         6,750         ---     34,208
  Regular and other deposits                     2,072       2,023        4,046       16,184         8,043       8,092     40,460
  FHLB borrowings                                  ---         ---        1,100        2,400         6,250       6,755     16,505
                                               ----------------------------------------------------------------------------------
      Total interest-bearing liabilities        26,919      14,290       38,966       38,180        21,466      14,847    154,668
                                               ----------------------------------------------------------------------------------

Interest rate sensitivity gap                  $ 6,712     $(7,353)    $(24,022)    $ (1,953)      $28,139     $31,072   $ 32,595
                                               ==================================================================================

Cumulative interest rate sensitivity gap       $ 6,712       $(641)    $(24,663)    $(26,616)      $ 1,523     $32,595   $ 32,595
                                               ==================================================================================


Cumulative ratio of interest-earning assets
 to interest-bearing liabilities                 124.9%       98.4%        69.2%        77.5%        101.1%      121.1%     121.1%
Ratio of cumulative interest rate sensitivity
 gap to total interest-earning assets              3.6%       (0.3)%      (13.2)%      (14.2)%         0.8%       17.4%      17.4%
Ratio of cumulative interest rate sensitivity
 gap to total assets                               3.4%       (0.3)%      (12.4)%      (13.4)%         0.8%       16.4%      16.4%


      Management believes the current one-year gap of negative 13.2% presents a risk to the net interest income should a sustained increase occur in the current level of interest rates. If interest rates increase, the Bank's negative one-year gap should cause the net interest margin to decrease. A conservative interest rate risk-gap policy provides a stable net interest income margin. Accordingly, management emphasizes a structured schedule of investment securities with greater emphasis on maturities and repricings within one year. It is possible that the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors.

      Certain shortcomings are inherent in the method of analysis presented above. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an interest rate increase may make it more difficult for borrowers to service their debt, thereby increasing the credit risk in the Bank's loan portfolio.

Average Balances, Interest and Average Yields

      The following tables set forth certain information relating to the Company's average balance sheet and reflect the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the table. Interest earned on loan portfolios is net of reserves for uncollected interest. The investment securities in the following table are presented at amortized cost.

                                                                          Years Ended June 30,
                                          --------------------------------------------------------------------------------------
                                                      1998                         1997                         1996
                                          ---------------------------  ---------------------------  ----------------------------
                                                    Interest  Average            Interest  Average            Interest   Average
                                          Average    Earned   Yield/   Average    Earned   Yield/   Average    Earned    Yield/
                                          Balance   or Paid    Rate    Balance   or Paid    Rate    Balance   or Paid     Rate
                                          --------  --------  -------  --------  --------  -------  --------  --------   -------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Total loans, net                        $124,971  $10,183    8.15%   $103,223   $8,397    8.13%   $ 86,651   $7,115     8.21%
  Investments                               22,318    1,248    5.59%     20,686    1,208    5.84%     23,306    1,364     5.85%
  Other earning assets(1)                   14,886      779    5.23%      5,896      294    4.99%      8,836      449     5.08%
                                          --------  -------            --------   ------            --------   ------
    Total interest-earning assets          162,175   12,210    7.53%    129,805    9,899    7.63%    118,793    8,928     7.52%
                                                    -------                       ------                       ------
Cash and due from banks                      2,908                        2,188                        1,627
Other assets                                 6,151                        5,638                        5,445
                                          --------                     --------                      -------
    Total assets                          $171,234                     $137,631                     $125,865
                                          ========                     ========                     ========

Interest-bearing liabilities:
  Regular and other deposits              $ 43,108    1,118    2.59%   $ 40,419    1,114    2.76%   $ 39,818    1,121     2.82%
  Now accounts                              21,608      349    1.62%     15,710      281    1.79%     14,681      286     1.95%
  Money market deposits                      6,577      173    2.63%      6,070      157    2.59%      6,154      157     2.55%
  Certificates of deposit                   57,990    3,258    5.62%     57,223    3,148    5.50%     52,340    3,005     5.74%
                                          --------  -------            --------   ------            --------   ------
    Total interest-bearing deposits        129,283    4,898    3.79%    119,422    4,700    3.94%    112,993    4,569     4.04%
FHLB borrowings                             12,231      750    6.13%      3,289      211    6.42%        --        --       --
                                          --------  -------            --------   ------            --------   ------
    Total interest-bearing liabilities     141,514    5,648    3.99%    122,711    4,911    4.00%    112,993    4,569     4.04%
                                                    -------                       ------                       ------
Demand deposit accounts                      5,763                        3,056                        1,756
Other liabilities                              871                          277                          288
                                          --------                     --------                      -------
    Total liabilities                      148,148                      126,044                      115,037
Stockholders' equity                        23,086                       11,587                       10,828
                                          --------                     --------                      -------
    Total liabilities and stockholders'
     equity                               $171,234                     $137,631                     $125,865
                                          ========                     ========                      =======

Net interest income                                 $ 6,562                       $4,988                       $4,359
                                                    =======                       ======                       =======

Interest rate spread                                           3.54%                        3.63%                         3.48%

Net interest margin                                            4.05%                        3.84%                         3.67%

Interest-earning assets/interest-bearing
 liabilities                                 1.15x                        1.06x                        1.05x

-------------------
<F1>  At June 30, 1998, other earning assets included Bank Investment Fund
      Liquidity Fund, FHLB overnight deposits, federal funds sold, the Co-operative Central Reserve Fund and money market accounts.


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


                                        Year Ended June 30,          Year Ended June 30,
                                           1998 vs 1997                 1997 vs 1996
                                        Increase (decrease)          Increase (decrease)
                                     -------------------------    -------------------------
                                         Due to                       Due to
                                     ---------------              ---------------
                                     Rate     Volume    Total     Rate     Volume    Total
                                     -----    ------    ------    -----    ------    ------
                                                          (In thousands)

Interest and dividend income:
  Loans, net                         $  21    $1,765    $1,786    $ (69)   $1,351    $1,282
  Investments                          (53)       93        40       (2)     (154)     (156)
  Other earning assets                  15       470       485       (8)     (147)     (155)
                                     -------------------------    -------------------------
      Total                            (17)    2,328     2,311      (79)    1,050       971
                                     -------------------------    -------------------------
Interest expense:
  Deposits                            (183)      381       198     (119)      250       131
  Borrowed funds                        (9)      548       539      ---       211       211
                                     -------------------------    -------------------------
      Total                           (192)      929       737     (119)      461       342
                                     -------------------------    -------------------------
Change in net interest income        $ 175    $1,399    $1,574    $  40    $  589    $  629
                                     =========================    =========================

Results of Operations

      The Company's operating results depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-bearing assets (loans and investment securities), and the interest expense paid on its interest-bearing liabilities (deposits and FHLB borrowings). Operating results are also significantly affected by provisions for loan losses, other income and operating expenses. Each of these factors is significantly affected not only by the Company's policies, but, to varying degrees, by general economic and competitive conditions and by policies of state and federal regulatory authorities.

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1998 and June 30, 1997

      The Company's total assets amounted to $199.0 million at June 30, 1998 compared to $149.7 million at June 30, 1997, an increase of $49.4 million or 33.0%. The increase in total assets is primarily attributable to a $3.7 million increase in cash and due from banks, a $14.7 million increase in federal funds sold, a $1.4 million increase in short-term investments, a $5.4 million increase in investment securities, and an increase in net loans of $24.0 million.

      Cash and due from banks was $7.6 million at June 30, 1998 compared to $4.0 million at June 30, 1997. Federal funds sold were $16.8 million at June 30, 1998 compared to $2.1 million at June 30, 1997. Short-term investments were $1.6 million at June 30, 1998 compared to $197,000 at June 30, 1997. Cash and due from banks, federal funds sold and short-term investments increased at June 30, 1998 due to proceeds from the stock offering and the Company's need to maintain liquidity for a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances.

      Net loans increased by $24.0 million or 21.0% to $138.6 million or 69.6% of total assets at June 30, 1998 as compared to $114.6 million or 76.6% of total assets at June 30, 1997 as the Bank continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans. The percentage of net loans to total assets declined at June 30, 1998 despite the increase in net loans because of the increase in the Company's total assets. Investment securities held by the Company increased by $5.4 million or 25.5% to $26.8 million at June 30, 1998 from $21.3 million at June 30, 1997. The increase in the Company's investment portfolio reflects the Company's decision to invest a portion of the offering proceeds in short and medium term investment securities.

      Total deposits increased by $15.5 million or 12.0% to $144.8 million at June 30, 1998 from $129.3 million at June 30, 1997 as a result of a general increase in deposit balances. A significant portion of the increase in total deposits was due to a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts.

      Total borrowings increased by $9.0 million to $16.5 million at June 30, 1998 from $7.5 million at June 30, 1997. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. Net loan growth exceeded the increase in total deposits by $8.6 million from June 30, 1997 through June 30, 1998. The Company and the Bank each received approximately one-half of the net proceeds from the stock offering and the Bank's portion of such proceeds was applied towards funding the growth in net loans and improving the Bank's liquidity. In addition, the Bank has secured longer-term borrowed funds with original maturities ranging up to 15 years in order to fund longer-term assets and improve its interest rate risk.

      Stockholders' equity increased by $24.2 million to $36.1 million at June 30, 1998 from $11.9 million at June 30, 1997 as a result of net proceeds from the issuance of common stock of $25.7 million, net income of $1,547,000 and an increase in the net unrealized gain on securities available for sale of $253,000. These increases were partially offset by the Company's $3.2 million loan to the Employee Stock Ownership Plan ("ESOP") and dividend payment of $135,000.

Comparison of the Operating Results for the Years Ended June 30, 1998 and 1997

      Net Income. Net income was $1,547,000 for the year ended June 30, 1998 as compared to $741,000 for the year ended June 30, 1997. This $806,000 increase in net income during the period was the result of an increase of $1.6 million in net interest income after provision for loan losses and an increase in other income of $153,000, partially offset by an increase in operating expenses of $444,000 and an increase in income taxes of $504,000. The return on average assets for the year ended June 30, 1998 was .90% compared to .54% for the year ended June 30, 1997. The return on average equity for the year ended June 30, 1998 was 6.70% compared to 6.40% for the year ended June 30, 1997.

      Interest Income. Total interest and dividend income increased by $2.3 million or 23.3% to $12.2 million for the year ended June 30, 1998 from $9.9 million for the year ended June 30, 1997. The increase in interest income was primarily the result of a higher level of loans. The average balance of net loans for the year ended June 30, 1998 was $125.0 million compared to $103.2 million for the year ended June 30, 1997. The average yield on net loans was 8.15% for the year ended June 30, 1998 compared to 8.13% for the year ended June 30, 1997.

      Interest Expense. Total interest expense increased by $737,000 or 15.0% to $5.6 million for the year ended June 30, 1998 from $4.9 million for the year ended June 30, 1997. The reason for the increase in interest expense was the increase in the overall deposit balances as well as an increase in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $9.9 million or 8.3% to $129.3 million for the year ended June 30, 1998. Average borrowings increased by $8.9 million to $12.2 million for the year ended June 30, 1998 from $3.3 million for the year ended June 30, 1997. The average rate on interest bearing deposits decreased 15 basis points to 3.79% for the year ended June 30, 1998 from 3.94% for the year ended June 30, 1997, while the average rate on borrowed funds decreased 29 basis points to 6.13% from 6.42% during the same period.

      Net Interest Income. Net interest income for the year ended June 30, 1998 was $6.6 million as compared to $5.0 million for the year ended June 30, 1997. The $1.6 million or 31.6% increase is attributed to $2.3 million increase in interest and dividend income partially offset by the $737,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 10 basis points to 7.53% for the year ended June 30, 1998 from 7.63% for the year ended June 30, 1997, while the average cost on interest-bearing liabilities decreased by 1 basis point to 3.99% for the year ended June 30, 1998 from 4.00% for the year ended June 30, 1997. As a result, the interest rate spread decreased to 3.54% for the year ended June 30, 1998 from 3.63% for the year ended June 30, 1997. The interest rate spread declined due to the receipt of net conversion proceeds which have been invested in federal funds sold, short-term investments and investment securities at interest rates lower than the Company's average yield on loans. The Company's net loans to total assets ratio declined to 69.6% at June 30, 1998 from 76.6% at June 30, 1997 as a result of the conversion proceeds being invested in federal funds sold, short-term investments and investment securities and the growth in total assets.

      Provision for Loan Losses. The provision for loan losses was $245,000 for the year ended June 30, 1998 as compared to $272,000 for the year ended June 30, 1997. The decrease reflects the low amount of delinquent and non-performing loans. At June 30, 1998, the balance of the allowance for loan losses was $1,236,000 or .88% of total loans. During the year ended June 30, 1998, $2,000 was charged against allowance for loan losses while $16,000 in recoveries was credited to the allowance for loan losses. At June 30, 1997, the balance of the allowance for loan losses was $977,000 or .85% of total loans. During the year ended June 30, 1997, $57,000 was charged against allowance for loan losses while $20,000 in recoveries was credited to the allowance for loan losses. Non-performing loans at June 30, 1998 and 1997 were $150,000 and $365,000, respectively.

      Other Income. Other income was $1.0 million for the year ended June 30, 1998 compared to $882,000 for the year ended June 30, 1997. The $153,000 or 17.3% increase was primarily the result of an increase in the gain on the sale of mortgage loans of $27,000, an increase in the gain on the sale of investment securities of $59,000, and an increase in miscellaneous income of $31,000.

      Operating Expenses. Operating expenses increased by $444,000 or 10.3% to $4.8 million for the year ended June 30, 1998 from $4.3 million for the year ended June 30, 1997. Salaries and employee benefits increased by $214,000, of which $163,000 was attributable to the Company's adoption of an Employee Stock Ownership Plan ("ESOP"). Occupancy and equipment expense increased by $67,000 due to higher equipment depreciation costs. Data processing expense increased by $50,000 due to higher loan and deposit activity as well as Year 2000 costs. Other general and administrative expenses increased by $113,000 as a result of higher professional fees and liability insurance costs from operating as a public company. Annual operating expenses are expected to increase in future periods due to the increased cost of operating as a publicly held stock institution.

Comparison of Financial Condition at June 30, 1997 and 1996.

      The Bank's total assets increased by $18.3 million or 13.9% to $149.7 million at June 30, 1997 from $131.4 million at June 30, 1996. The Bank's asset growth reflected the increased emphasis on the origination and retention of residential mortgage loans, commercial real estate loans and commercial loans during 1997. Net loans were $114.6 million or 76.6% of total assets at June 30, 1997 as compared to $94.8 million or 72.1% of total assets at June 30, 1996, representing an increase of $19.8 million or 20.9%. The increase in loans was funded through FHLB borrowings and increased deposits. Investment securities held by the Bank increased by $2.8 million or 15.3% to $21.3 million in 1997 from $18.5 million in 1996. Total deposits increased by $9.7 million or 8.1% to $129.3 million at June 30, 1997 from $119.6 million at June 30, 1996. Deposits increased due to new accounts established at the Bank's new branch opened in November 1995 as well as increases in commercial deposits resulting from the Bank's emphasis on expanding its commercial banking services. Total borrowings were $7.5 million at June 30, 1997 compared to no borrowings at June 30, 1996. Total surplus increased by $1.0 million or 9.1% to $11.9 million at June 30, 1997 from $10.9 million at June 30, 1996 as a result of net income of $741,000 and an increase in the net unrealized gain on securities available for sale of $250,000.

Comparison of the Operating Results for the Years Ended June 30, 1997 and 1996.

      Net Income. The Bank's net income for the year ended June 30, 1997 was $741,000 as compared to $599,000 for the year ended June 30, 1996. This $142,000 or 23.7% increase in net income during the period was the result of an increase of $457,000 in net interest income after provision for loan losses and an increase of $224,000 in other income, partially offset by an increase of $452,000 in operating expenses. The Bank's expansion of its lending activities accounted for the increase in net interest income, while its operating expenses increased due to the opening of a new branch in November 1995 and the expansion of its commercial loan and commercial real estate departments during 1997. The return on average assets for the year ended June 30, 1997 was 0.54% compared to 0.48% for the year ended June 30, 1996.

      Interest Income. Total interest and dividend income increased by $971,000 or 10.9% to $9.9 million for the year ended June 30, 1997 from $8.9 million for the year ended June 30, 1996. The increase in interest income was a result of a higher level of loan originations and a greater mix of higher yielding commercial and commercial real estate loans funded by FHLB borrowings and increased deposits.

      Interest Expense. Interest expense increased by $342,000 or 7.5% to $4.9 million for the year ended June 30, 1997 from $4.6 million for the year ended June 30, 1996. The reason for the increase in interest expense was the increase in the overall deposit balances as well as the increase in FHLB borrowings.

      Net Interest Income. Net interest income for the year ended June 30, 1997 was $5.0 million as compared to $4.4 million for the year ended June 30, 1996. The $629,000 or 14.4% increase can be attributed to a combination of the $971,000 increase in interest and dividend income and the $342,000 increase in interest expense on deposits and FHLB borrowings. The average yield on interest-earning assets increased 11 basis points to 7.63% for the year ended June 30, 1997 from 7.52% for the year ended June 30, 1996, while the average cost of interest-bearing liabilities decreased by 4 basis points to 4.00% for the year ended June 30, 1997 from 4.04% for the year ended June 30, 1996. As a result, the net interest spread increased to 3.63% for the year ended June 30, 1997 from 3.48% for the year ended June 30, 1996.

      Provision for Loan Losses. The provision for loan losses was $272,000 for the year ended June 30, 1997 as compared to $100,000 for the year ended June 30, 1996. The provision was increased in part because of the larger number of high-balance commercial loans. At June 30, 1997, the balance of the allowance for loan losses was $977,000 or 0.9% of total loans. During the year ended June 30, 1997, $57,000 was charged against the allowance for loan losses while $20,000 in recoveries was credited to the allowance for loan losses. At June 30, 1996, the balance of the allowance for loan losses was $742,000 or 0.8% of total loans. During the year ended June 30, 1996, $138,000 was charged against the allowance for loan losses while $23,000 in recoveries was credited to the allowance for loan losses.

      Other Income. Non-interest income or other income was $882,000 for the year ended June 30, 1997 compared to $658,000 for the year ended June 30, 1996. The $224,000 or 34% increase was primarily the result of a $164,000 increase in gain on sales of investment securities and a decrease in the writedown of mortgage loans held for sale of $41,000.

      Operating Expenses. Non-interest expense or operating expense increased to $4.3 million for the year ended June 30, 1997 from $3.9 million for the year ended June 30, 1996. The increase of $452,000 or 11.7% mainly resulted from an increase of $248,000 in salaries and employee benefits and an increase of $91,000 in occupancy and equipment expenses, resulting from the opening of a new branch office in November 1995 and the expansion of the commercial and commercial real estate loan department. Other general and administrative expenses increased by $79,000 over the prior year.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Bank uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 1998 was 25.4%. The Bank began using FHLB borrowings in 1997 to augment its liquidity as its loan originations increased from 1996.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Bank's operating, investing, lending and financing activities during any given period.

      The primary investing activities of the Bank include origination of loans and purchase of investment securities. During the year ended June 30, 1998, loan originations and purchases totaled $57.3 million while purchases of investment securities and FHLB stock totaled $14.9 million. These investments were funded primarily from loan repayments of $27.7 million, investment security maturities of $7.0 million, net deposit increases of $15.5 million, a net increase in borrowings of $9.0 million and net proceeds of $25.7 million from the issuance of common stock.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds from the FHLB. At June 30, 1998, the Bank had borrowings of $16.5 million from the FHLB.

      At June 30, 1998, the Bank had $12.3 million in outstanding commitments to originate loans and unadvanced funds on lines of credit and credit card loans. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $44.0 million at June 30, 1998. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 1998, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and the Bank's regulatory capital at June 30, 1998, see "Regulation--Federal Banking Regulations--Capital Requirements."

Impact of Inflation and Changing Prices

      The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Impact of New Accounting Standards

      In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities. This such item, along with net income, is a component of comprehensive income.

      It is required under SFAS 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Management will adopt this new disclosure requirement beginning in fiscal year 1999.

      Also, in June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

      SFAS 131 also requires companies to report information about the way that the operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined the impact that adoption of SFAS 131 will have on its financial statement presentation.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized at fair value as either assets or liabilities on the consolidated balance sheet. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement generally provides for matching the timing of a gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. Retroactive application to prior periods is prohibited. The Bank does not generally use derivative instruments and therefore the adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

Year 2000

      The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Bank and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Bank's direct control and with whom the Bank electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Bank could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Bank's products, services and competitive condition.

      In order to address the Year 2000 issue and to minimize its potential adverse impact, in 1997 management began a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. The Bank's plan is divided into the five phases: (1) awareness;
(2) assessment; (3) renovation; (4) testing; and (5) implementation.

      The Bank has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Bank outsources its data processing and item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant.

      The Bank's external vendors have surveyed its programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Bank's information systems will be Year 2000 compliant prior to the end of 1998. This will enable the Bank to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium in order to comply with all applicable regulations. The Bank expects to complete its timetable for carrying out its plans to address year 2000 issues by December 31, 1998. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the operations of the Company.

      In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company currently estimates that the aggregate direct and indirect costs will be between $25,000 and $50,000 and does not believe that such costs will have a material effect on the results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has not developed a contingency plan which would be implemented in the unlikely event that it was not Year 2000 compliant. The Company will continue to closely monitor the progress of its Year 2000 compliance plan and will determine by December 31, 1998 if the need for a contingency plan exists.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Management Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

      The ALCO Committee is composed of members of management to monitor the difference between the Company's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Company's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Company's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

      Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby affecting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling one-year horizon, it also utilizes additional tools to monitor potential longer-term risk.

      The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to Board and ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The Company uses various other assumptions in its sensitivity analysis. For investment securities, in the event of a call provision, if the interest rate is lower than the contractual rate, reinvestment is assumed at the lower rate. For residential mortgage loans, the Company uses the PSA method to generate different prepayment assumptions. Commercial loans and commercial real estate loans do not include any amortization or prepayment amounts. For money market accounts, NOW accounts, regular savings deposits, not all deposits within these categories are assumed to increase by the full extent of the interest rate shift based upon management's judgment as to deposit elasticity. The following reflects the Company's NII sensitivity analysis as of June 30, 1998.

                                           Estimated
               Rate Change              NII Sensitivity
            -----------------           ---------------

            +200 basis points               (2.06)%
            -200 basis points              (14.58)%

      The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

      In addition, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate changes caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Mystic Financial, Inc. and subsidiary as of June 30, 1998 and 1997 are included in pages F-1 through F-37 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 5 through 8, and page 16 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " -- Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

      The following information included on pages 8 through 15 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Directors' Compensation," "--Executive Compensation," "--Employment Agreements," and "--Benefits."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 3 and 4 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management--Principal Stockholders of the Company" and "--Security Ownership of Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 15 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Transactions with Certain Related Persons."


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Listed below are all financial statements and exhibits filed as part of this report:

            (1) The consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998, together with the related notes and the independent auditors' report of Wolf & Company, P.C. independent certified public accountants.

            (2)   Schedules omitted as they are not applicable.

            (3)   Exhibits

Exhibit No.                       Description
-----------                       -----------

   3.1        Certificate of Incorporation of Mystic Financial, Inc.*

   3.2        Bylaws of Mystic Financial, Inc.*

   4.3        Specimen of Stock Certificate of Mystic Financial, Inc.*

  10.1 Employee Stock Ownership Plan and Trust Agreement of Mystic Financial, Inc.*

  10.2 Employment Agreement between Medford Co-operative Bank and Robert H. Surabian.*

  10.3 Employment Agreement between Medford Co-operative Bank and Ralph W. Dunham.*

  10.4        Employment Agreement between Medford Co-operative Bank and
              John O'Donnell.*

  10.5 Employment Agreement between Medford Co-operative Bank and Thomas G. Burke.*

  21.1        Subsidiaries of the Registrant.*

  27.1 Financial Data Schedule (Submitted only with filing in electronic format).

  99.1 Proxy Statement for the 1998 Annual Meeting of Stockholders of Mystic Financial, Inc. (previously filed with the Securities and Exchange Commission on September 23, 1998).


* Incorporated herein by reference to Registration Statement No. 333-34447 on Form S-1 of Mystic Financial, Inc. filed with the Securities and Exchange Commission on August 27, 1997, as amended.

(b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1998.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on September 9, 1998.

                                      Mystic Financial, Inc.


                                      By: /s/ Robert H. Surabian
                                          -------------------------------------
                                          Robert H. Surabian
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

            Name                                   Title                              Date
            ----                                   -----                              ----

/s/ Robert H. Surabian            Director, President and Chief Executive      September 9, 1998
----------------------------      Officer (Principal executive officer)
    Robert H. Surabian


/s/ Ralph W. Dunham               Executive Vice President, Treasurer          September 9, 1998
----------------------------      and Chief Financial Officer
    Ralph W. Dunham               (Principal financial and accounting
                                  officer)


/s/ Julie Bernardin               Director                                     September 9, 1998
----------------------------
    Julie Bernardin


/s/ John A. Hackett               Director                                     September 9, 1998
----------------------------
    John A. Hackett


/s/ Richard M. Kazanjian          Director                                     September 9, 1998
----------------------------
    Richard M. Kazanjian


/s/ John W. Maloney               Director                                     September 9, 1998
----------------------------
    John W. Maloney


/s/ John J. McGlynn               Director, Chairman of the Board              September 9, 1998
----------------------------
    John J. McGlynn


/s/ Lorraine P. Silva             Director                                     September 9, 1998
----------------------------
    Lorraine P. Silva






                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Independent Auditors' Report                                 F-2

Consolidated Balance Sheets as of June 30, 1998 and 1997     F-3

Consolidated Statements of Income for each of the years
 in the three-year period ended June 30, 1998                F-4

Consolidated Statements of Changes in Stockholders'
 Equity for each of the years in the three-year period
 ended  June 30, 1998                                        F-5

Consolidated Statements of Cash Flows for
 each of the years in the three-year period ended
 June 30, 1998                                               F-6

Notes to Consolidated Financial Statements                   F-8


                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mystic Financial, Inc.

We have audited the consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mystic Financial, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
July 24, 1998, except for Note 15 as to which the date is August 6, 1998


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                             June 30,
                                                                     -----------------------
                                                                       1998          1997
                                                                     ---------     ---------
                                                                         (In Thousands)

Cash and due from banks                                              $   7,626     $   3,953
Federal funds sold                                                      16,773         2,075
Short-term investments                                                   1,580           197
                                                                     -----------------------
      Total cash and cash equivalents                                   25,979         6,225

Securities available for sale, at fair value (Note 2)                   14,749         3,819
Securities held to maturity, at amortized cost (Note 2)                 12,006        17,504
Federal Home Loan Bank stock, at cost                                      997           858
Loans, net of allowance for loan losses of $1,236 and $977,
 respectively (Note 3)                                                 138,593       114,568
Mortgage loans held for sale                                                80           210
Banking premises and equipment, net (Note 4)                             2,559         2,697
Real estate held for investment, net (Note 5)                            1,785         1,840
Accrued interest receivable                                              1,099           870
Due from Co-operative Central Bank                                         929           669
Other assets (Note 8)                                                      273           393
                                                                     -----------------------
                                                                     $ 199,049     $ 149,653
                                                                     =======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 6)                                                    $ 144,766     $ 129,303
Federal Home Loan Bank borrowings (Note 7)                              16,505         7,532
Mortgagors' escrow accounts                                                481           386
Accrued interest payable                                                   288           249
Accrued expenses and other liabilities                                     882           243
                                                                     -----------------------
      Total liabilities                                                162,922       137,713
                                                                     -----------------------

Commitments and contingencies (Notes 9 and 15)

Stockholders' equity (Notes 10, 12, 13 and 15):
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
   none issued                                                               -             -
  Common stock, $.01 par value, 5,000,000 shares authorized;
   2,711,125 issued and outstanding at June 30, 1998                        27             -
  Additional paid-in capital                                            25,710             -
  Retained earnings                                                     13,173        11,761
                                                                     -----------------------
                                                                        38,910        11,761
  Treasury stock, at cost - 2,120 shares                                   (21)            -
  Net unrealized gain on securities available for sale, net of
   tax effects (Notes 2 and 8)                                             432           179
  Loan due from ESOP (Note 12)                                          (3,194)            -
                                                                     -----------------------
      Total stockholders' equity                                        36,127        11,940
                                                                     -----------------------
                                                                     $ 199,049     $ 149,653
                                                                     =======================


See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME


                                                                 Years Ended June 30,
                                                            ------------------------------
                                                              1998       1997       1996
                                                            --------    -------    -------
                                                                    (In Thousands)
Interest and dividend income:
  Interest and fees on loans                                $ 10,183    $ 8,397    $ 7,115
  Interest and dividends on investment securities              1,248      1,208      1,364
  Other interest                                                 779        294        449
                                                            ------------------------------
      Total interest and dividend income                      12,210      9,899      8,928
                                                            ------------------------------

Interest expense:
  Deposits                                                     4,898      4,700      4,569
  Federal Home Loan Bank borrowings                              750        211          -
                                                            ------------------------------
      Total interest expense                                   5,648      4,911      4,569
                                                            ------------------------------

Net interest income                                            6,562      4,988      4,359
Provision for loan losses (Note 3)                               245        272        100
                                                            ------------------------------
Net interest income, after provision for loan losses           6,317      4,716      4,259
                                                            ------------------------------

Other income:
  Customer service fees                                          547        536        512
  Loan servicing and other loan fees                              59         56         52
  Gain on sales of mortgage loans                                 35          8          8
  Writedown of mortgage loans held for sale                        -          -        (41)
  Gain on sales of securities available for sale,
   net (Note 2)                                                  227        168          4
  Rental income, net of expenses (Note 5)                         46         29         44
  Co-operative Central Bank Share Insurance Fund
   special dividend                                               49         44         44
  Miscellaneous                                                   72         41         35
                                                            ------------------------------
      Total other income                                       1,035        882        658
                                                            ------------------------------

Operating expenses:
  Salaries and employee benefits (Note 12)                     2,948      2,734      2,486
  Occupancy and equipment expenses (Note 4)                      479        412        321
  Data processing expenses                                       257        207        179
  Other general and administrative expenses                    1,090        977        892
                                                            ------------------------------
      Total operating expenses                                 4,774      4,330      3,878
                                                            ------------------------------

Income before income taxes                                     2,578      1,268      1,039
Provision for income taxes (Note 8)                            1,031        527        440
                                                            ------------------------------

      Net income                                            $  1,547    $   741    $   599
                                                            ==============================


See accompanying notes to consolidated financial statements.


                     MYSTIC FINANCIAL, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    Years Ended June 30, 1998, 1997 and 1996


                                                                                       Net
                                                                                   Unrealized
                                                                                   Gain (loss)      Loan
                                              Additional                          on Securities     Due
                                     Common    Paid-in     Retained   Treasury      Available       From
                                     Stock     Capital     Earnings     Stock       For Sale        ESOP      Total
                                     ------   ----------   --------   ---------   -------------   --------   --------
                                                                     (In Thousands)

Balance at June 30, 1995              $  -     $      -    $ 10,421     $   -         $ (55)      $      -   $ 10,366

Net income                               -            -         599         -             -              -        599
Increase in net unrealized loss
 on securities available for sale        -            -           -         -           (16)             -        (16)
                                      -------------------------------------------------------------------------------
Balance at June 30, 1996                 -            -      11,020         -           (71)             -     10,949

Net income                               -            -         741         -             -              -        741
Change in net unrealized gain
 (loss) on securities available
 for sale, net of tax effects            -            -           -         -           250              -        250
                                      -------------------------------------------------------------------------------
Balance at June 30, 1997                 -            -      11,761         -           179              -     11,940

Net proceeds from sale of common
 stock (Note 10)                        27       25,710           -         -             -              -     25,737
Purchase of treasury stock
 (Note 10)                               -            -           -       (21)            -              -        (21)
Loan to ESOP (Note 12)                   -            -           -         -             -         (3,194)    (3,194)
Net income                               -            -       1,547         -             -              -      1,547
Cash dividends paid ($.05 per
 share)                                  -            -        (135)        -             -              -       (135)
Increase in net unrealized
 gain on securities available
 for sale, net of tax effects            -            -           -         -           253              -        253
                                      -------------------------------------------------------------------------------
Balance at June 30, 1998              $ 27     $ 25,710    $ 13,173     $ (21)        $ 432       $ (3,194)  $ 36,127
                                      ===============================================================================


See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Years Ended June 30,
                                                                    -------------------------------------
                                                                      1998          1997          1996
                                                                    ---------     ---------     ---------
                                                                               (In Thousands)

Cash flows from operating activities:
  Net income                                                        $   1,547     $     741     $     599
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Provision for loan losses                                             245           272           100
    Net amortization (accretion) of investment securities                  (2)           (4)            8
    Amortization of deferred loan fees                                     (5)          (14)          (28)
    Loss on sale of loans                                                   -            18             -
    Net gain on sales of foreclosed real estate                             -             -            (7)
    Gain on sales of securities available for sale                       (227)         (168)           (4)
    Depreciation expense                                                  335           266           213
    Deferred income tax provision (benefit)                               (66)          (87)           18
    Mortgage loans originated for sale                                 (5,216)       (2,467)       (2,772)
    Principal balance of mortgage loans sold                            5,346         3,389         1,598
    Writedown of mortgage loans held for sale                               -             -            41
    (Increase) decrease in accrued interest receivable                   (229)          (48)           26
    Decrease in other assets                                               50            95            46
    Increase in accrued interest payable                                   39            54             2
    Increase (decrease) in accrued expenses and other
     liabilities                                                          639            (7)           34
                                                                    -------------------------------------
      Net cash provided (used) by operating activities                  2,456         2,040          (126)
                                                                    -------------------------------------

Cash flows from investing activities:
  Net (increase) decrease in certificates of deposit                        -         1,000          (150)
  Proceeds from maturities of securities held to maturity               7,006        12,916        16,017
  Purchase of securities held to maturity                              (1,503)      (13,490)       (7,899)
  Purchase of securities available for sale                           (13,241)       (2,834)         (137)
  Proceeds from sales of securities available for sale                  2,924         1,098            20
  Purchase of Federal Home Loan Bank stock                               (139)          (70)            -
  Loans originated, net of payments received                          (24,265)      (25,427)      (14,697)
  Proceeds from sales of loans                                              -         5,343             -
  Proceeds from sales of foreclosed real estate                             -             -           194
  Purchases of banking premises and equipment                            (140)         (369)         (932)
  Additions to real estate held for investment                             (2)           (2)            -
  Increase in due from Co-operative Central Bank                         (260)            -             -
  Loan to ESOP                                                         (3,194)            -             -
                                                                    -------------------------------------
      Net cash used by investing activities                           (32,814)      (21,835)       (7,584)
                                                                    -------------------------------------


See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)


                                                                            Years Ended June 30,
                                                                    -------------------------------------
                                                                      1998          1997          1996
                                                                    ---------     ---------     ---------
                                                                                (In Thousands)

Cash flows from financing activities:
  Net increase in deposits                                             15,463         9,669         5,810
  Proceeds from borrowings                                             33,100         7,550             -
  Repayment of borrowings                                             (24,127)          (18)            -
  Net increase (decrease) in mortgagors' escrow accounts                   95            48           (29)
  Net proceeds from sale of common stock                               25,737             -             -
  Purchase of treasury stock                                              (21)            -             -
  Cash dividends paid                                                    (135)            -             -
                                                                    -------------------------------------
      Net cash provided by financing activities                        50,112        17,249         5,781
                                                                    -------------------------------------

Net change in cash and cash equivalents                                19,754        (2,546)       (1,929)

Cash and cash equivalents at beginning of year                          6,225         8,771        10,700
                                                                    -------------------------------------

Cash and cash equivalents at end of year                            $  25,979     $   6,225     $   8,771
                                                                    =====================================

Supplemental information:
  Interest paid                                                     $   5,609     $   4,857     $   4,566
  Income taxes paid                                                       984           693           375
  Transfer from loans to foreclosed real estate                             -             -            83


See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended June 30, 1998, 1997 and 1996

l.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and business

      The consolidated financial statements include the accounts of Mystic Financial, Inc. (the "Company") and its wholly-owned subsidiary, Medford Co-operative Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Mystic Securities Corp., which was organized during 1997, and engages in the purchase and sale of investment securities and Mystic Investment Inc. which is inactive. Mystic Financial, Inc. became the Bank's holding company on January 8, 1998 in connection with the Bank's conversion from mutual to stock form. (See Note 10.) All significant intercompany accounts have been eliminated in consolidation.

      The Bank provides a variety of financial services to individuals and small businesses through its four offices in Medford, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and consumer loans.

      Use of estimates

      In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation reserve for deferred tax assets.

      Cash equivalents

      Cash equivalents include amounts due from banks, federal funds sold and short-term investments with original maturities of three months or less.

      Short-term investments

      Short-term investments are carried at cost, which approximates fair value, and consist of money market funds and interest-bearing deposits in the Bank Investment Fund-Liquidity Fund.

      Investment securities

      Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Investments classified as "available for sale" are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effects.

      Purchase premiums and discounts are recognized in interest income by a method which approximates the interest method over the terms of the investments. Gains and losses on the sale of securities are recorded on the trade date using the specific identification method.

      Loans

      The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio consists of mortgage loans in the Greater Boston area. The ability of the Bank's debtors to honor their contracts is dependent upon the local real estate market and economy in this area.

      Loans, as reported, have been reduced by amounts due to borrowers on incomplete loans, net deferred loan fees and the allowance for loan losses.

      Interest on loans is not accrued on loans which are identified as impaired or loans which are ninety days or more past due. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on all non-accrual loans is recognized only to the extent of interest payments received.

      Net deferred loan fees are amortized as an adjustment of the related loan yields using the interest method.

      Allowance for loan losses

      The allowance for loan losses is established through a provision for loan losses charged to earnings and is maintained at a level considered adequate to provide for reasonably foreseeable loan losses.

      The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

      The allowance is an estimate and ultimate losses may vary from current estimates and future additions to the allowance may be necessary. As adjustments become necessary, they are reported in earnings for the periods in which they become known. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

      A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. All of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

      Mortgage loans held for sale

      Mortgage loans held for sale are carried at the lower of cost or market.

      Banking premises and equipment and real estate held for investment

      Land is carried at cost. Buildings, equipment and improvements are stated at cost, less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets.

      It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for improvements are capitalized and depreciated.

      Pension plan

      It is the Company's policy to fund pension plan costs in the year of accrual.

      Income taxes

      Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

      Employee stock ownership plan ("ESOP")

      Compensation expense is recognized based on cash contributions paid or committed to be paid to the ESOP. All shares held by the ESOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the ESOP are charged to retained earnings. The loan due from the ESOP is reflected as a reduction of stockholders' equity.

      Earnings per share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. At June 30, 1998, there were no outstanding stock options or warrants. Except for certain quarterly data included in Note 17, earnings per share data is not presented in these financial statements since shares of common stock were not issued until January 8, 1998.

      Recent accounting pronouncements

      In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the consolidated balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The Company will adopt these disclosure requirements beginning in the first quarter of the fiscal year ending June 30, 1999.

      In June 1997, FASB issued SFAS No. 133, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined how the adoption of SFAS No. 131 will impact the Company's financial reporting.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized at fair value as either assets or liabilities on the consolidated balance sheet. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement generally provides for matching the timing of a gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. Retroactive application to prior periods is prohibited. The Bank does not generally use derivative instruments and therefore the adoption of the Statement is not expected to have a material impact on the consolidated financial statements of the Company.

2.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities with gross unrealized gains and losses is as follows:

                                                                June 30, 1998
                                                ----------------------------------------------
                                                              Gross        Gross
                                                Amortized   Unrealized   Unrealized    Fair
                                                  Cost        Gains        Losses      Value
                                                ---------   ----------   ----------   --------
                                                                 (In Thousands)

Available for Sale
------------------

  U.S. Government and federal agency
   obligations                                  $ 11,540      $   3        $ (16)     $ 11,527
  Marketable equity securities                     2,544        717          (39)        3,222
                                                ----------------------------------------------
      Total                                     $ 14,084      $ 720        $ (55)     $ 14,749
                                                ==============================================

Held to Maturity
----------------

  U.S. Government and federal agency
   obligations                                  $  9,498      $  15        $  (3)     $  9,510
  Other bonds                                      2,508         12            -         2,520
                                                ----------------------------------------------
      Total                                     $ 12,006      $  27        $  (3)     $ 12,030
                                                ==============================================

                                                                June 30, 1997
                                                ----------------------------------------------
                                                              Gross        Gross
                                                Amortized   Unrealized   Unrealized    Fair
                                                  Cost        Gains        Losses      Value
                                                ---------   ----------   ----------   --------
                                                                 (In Thousands)

Available for Sale
------------------

  Marketable equity securities:
    Co-operative Bank Investment Fund One       $  1,500      $   -        $  (78)    $  1,422
    Other equity securities                        2,043        403           (49)       2,397
                                                ----------------------------------------------
      Total                                     $  3,543      $ 403        $ (127)    $  3,819
                                                ==============================================

Held to Maturity
----------------

  U.S. Government and federal agency
   obligations                                  $ 14,976      $  13        $  (81)    $ 14,908
  Other bonds                                      2,528          -            (5)       2,523
                                                ----------------------------------------------
      Total                                     $ 17,504      $  13        $  (86)    $ 17,431
                                                ==============================================

      The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 1998 is as follows:

                                 Available for Sale       Held to Maturity
                                --------------------    ---------------------
                                Amortized     Fair      Amortized     Fair
                                  Cost        Value       Cost        Value
                                ---------    -------    ---------    --------
                                               (In Thousands)

Within 1 year                   $  1,499     $  1,499   $  7,502     $  7,521
Over 1 year to 5 years            10,041       10,028      4,504        4,509
                                ---------------------------------------------
      Total                     $ 11,540     $ 11,527   $ 12,006     $ 12,030
                                =============================================

      During the years ended June 30, 1998, 1997 and 1996, proceeds from sales of securities available for sale amounted to $2,924,000, $1,098,000 and $20,000, respectively. Gross realized gains for 1998, 1997 and 1996 amounted to $363,000, $172,000 and $4,000, respectively.
      Gross realized losses for 1998 and 1997 were $136,000 and $4,000, respectively.


3.    LOANS

      A summary of the balances of loans follows:

                                                          June 30,
                                                   -----------------------
                                                     1998          1997
                                                   ---------     ---------
                                                        (In Thousands)

Mortgage loans on real estate:
  Residential                                      $ 106,412     $  90,203
  Commercial                                          24,475        17,847
  Construction                                         1,260           976
  Home equity lines of credit                          1,716         1,564
                                                   -----------------------
                                                     133,863       110,590
Less: Due to borrowers on incomplete loans              (383)         (340)
      Net deferred loan fees                             (17)          (37)
                                                   -----------------------
                                                     133,463       110,213
                                                   -----------------------
Other loans:
  Commercial                                           3,045         2,672
  Commercial lines of credit                           1,534         1,005
  Personal                                             1,327         1,203
  Share secured                                          246           244
  Home improvement                                       214           208
                                                   -----------------------
                                                       6,366         5,332
                                                   -----------------------

      Total loans                                    139,829       115,545

Less allowance for loan losses                        (1,236)         (977)
                                                   -----------------------
      Loans, net                                   $ 138,593     $ 114,568
                                                   =======================

      An analysis of the allowance for loan losses follows:

                                        Years Ended June 30,
                                     ---------------------------
                                      1998       1997      1996
                                     -------     -----     -----
                                           (In Thousands)

Balance at beginning of year         $   977     $ 742     $ 757
Provision for loan losses                245       272       100
Recoveries                                16        20        23
Charge-offs                               (2)      (57)     (138)
                                     ---------------------------
Balance at end of year               $ 1,236     $ 977     $ 742
                                     ===========================

      The following is a summary of information pertaining to impaired and non-accrual loans:

                                                     June 30,
                                                  ---------------
                                                  1998      1997
                                                  -----     -----
                                                  (In Thousands)

Impaired loans without a valuation allowance      $ 144     $ 365
                                                  ===============

Non-accrual loans                                 $ 150     $ 365
                                                  ===============


                                               Years Ended June 30,
                                             -------------------------
                                             1998      1997      1996
                                             -----     -----     -----
                                                   (In Thousands)

Average investment in impaired loans         $ 371     $ 589     $ 867
                                             =========================

Interest income recognized on a cash
 basis on impaired loans                     $  17     $  31     $  51
                                             =========================

      No additional funds are committed to be advanced in connection with impaired loans.

      On a fee basis, the Bank services loans it has originated and sold to others. At June 30, 1998 and 1997, such loans amounted to approximately $16,879,000 and $15,842,000, respectively. As of June 30, 1998 and 1997, the Bank has no capitalized mortgage servicing rights. All loans serviced for others were sold without recourse provisions.

4.    BANKING PREMISES AND EQUIPMENT

      A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

                                           June 30,
                                    ----------------------     Estimated
                                      1998         1997       Useful Lives
                                    --------     ---------    -------------
                                        (In Thousands)
Banking premises:
  Land                              $    242     $    242
  Buildings and improvements           2,447        2,434     10 - 40 years
Equipment                              1,625        1,498      3 - 10 years
                                    ---------------------
                                       4,314        4,174
Less accumulated depreciation         (1,755)      (1,477)
                                    ---------------------

                                    $  2,559     $  2,697
                                    =====================

      Depreciation expense for the years ended June 30, 1998, 1997 and 1996 amounted to $278,000, $210,000 and $157,000, respectively.

5.    REAL ESTATE HELD FOR INVESTMENT

      Real estate held for investment represents property adjacent to the Bank's main office which is primarily leased as commercial retail and office space. The Bank occupies a portion of the building for its own activities. A summary of the cost and accumulated depreciation and estimated useful life is as follows:

                                          June 30,
                                    -------------------      Estimated
                                     1998        1997       Useful Life
                                    -------     -------     -----------
                                      (In Thousands)

Land                                $    34     $    34
Building                              2,228       2,226      40 years
                                    -------------------
                                      2,262       2,260
Less accumulated depreciation          (477)       (420)
                                    -------------------

                                    $ 1,785     $ 1,840
                                    ===================

      Depreciation expense for the years ended June 30, 1998, 1997 and 1996 amounted to $57,000, $56,000 and $56,000, respectively.

      The following is a schedule of minimum future rental income on noncancelable leases:

            Year Ending
             June 30,               Amount
            -----------             ------
                                (In Thousands)

               1999                 $ 111
               2000                    32
                                    -----
                                    $ 143
                                    =====

      The provisions of the lease agreements provide that the tenants are responsible for utilities and certain repairs. Certain of the leases also contain provisions that the tenants are responsible for a percentage of real estate taxes and certain other costs.

      Rental income for the years ended June 30, 1998, 1997 and 1996 amounted to approximately $149,000, $135,000 and $148,000, respectively.

6.    DEPOSITS

      A summary of deposit balances by type is as follows:

                                                   June 30,
                                            -----------------------
                                              1998          1997
                                            ---------     ---------
                                                (In Thousands)

NOW accounts                                $  34,208     $  17,975
Demand deposits                                 6,603         4,910
Regular and other deposits                     40,460        40,794
Money market deposits                           6,256         6,489
                                            -----------------------
      Total non-certificate accounts           87,527        70,168
                                            -----------------------

Term certificates less than $100,000           47,471        49,916
Term certificates of $100,000 or more           9,768         9,219
                                            -----------------------
      Total certificate accounts               57,239        59,135
                                            -----------------------

      Total deposits                        $ 144,766     $ 129,303
                                            =======================

      A summary of certificate accounts by maturity, is as follows:

                                       June 30, 1998             June 30, 1997
                                   ---------------------     ---------------------
                                                Weighted                  Weighted
                                                Average                   Average
                                    Amount        Rate        Amount        Rate
                                   --------     --------     --------     --------
                                               (Dollars in Thousands)

Within 1 year                      $ 44,019      5.35%       $ 48,316      5.46%
Over 1 year to 3 years               12,846      5.80          10,475      5.89
Over 3 years to 5 years                 374      6.07             344      6.15
                                   --------                  --------

                                   $ 57,239      5.45%       $ 59,135      5.54%
                                   ========                  ========


7.    FEDERAL HOME LOAN BANK BORROWINGS

      Federal Home Loan Bank borrowings consist of the following:

                                  Weighted Average
                                    Interest Rate             Amount
                                  -----------------    --------------------
          Maturity                 1998       1997       1998        1997
---------------------------       ------     ------    --------    --------
                                                          (In Thousands)

Year ending June 30, 1998             -%      5.92%    $      -    $  2,100
Year ending June 30, 1999          5.70          -        1,100           -
Year ending June 30, 2000          6.30       6.32        2,400       2,300
Year ending June 30, 2002          6.31       6.46        2,950       2,150
Year ending June 30, 2003          5.85          -        2,300           -
Thereafter                         5.54          -        6,800           -
Amortizing advance, due on
 August 14, 2006, requiring
 monthly payments of $7,793
 including interest                6.97       6.97          955         982
                                                       --------------------
                                                       $ 16,505    $  7,532
                                                       ====================

      The following is a summary of maturities of borrowings at June 30, 1998:

     Year Ending
      June 30,                   Amount
     -----------                --------
                             (In Thousands)

        1999                    $  1,125
        2000                       2,428
        2001                          31
        2002                       2,983
        2003                       2,336
     Thereafter                    7,602
                                --------

                                $ 16,505
                                ========

      The Bank also has an available line of credit of $3,529,000 with the Federal Home Loan Bank of Boston ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities.

8.    INCOME TAXES

      Allocation of federal and state income taxes between current and deferred portions is as follows:

                                               Years Ended June 30,
                                             -------------------------
                                              1998      1997     1996
                                             -------    -----    -----
                                                  (In Thousands)

Current tax provision:
  Federal                                    $   805    $ 444    $ 300
  State                                          292      170      122
                                             -------------------------
      Total current                            1,097      614      422
                                             -------------------------

Deferred tax provision (benefit):
  Federal                                        (49)     (65)       4
  State                                          (17)     (22)      14
                                             -------------------------
      Total deferred                             (66)     (87)      18
                                             -------------------------

      Total provision                        $ 1,031    $ 527    $ 440
                                             =========================

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                  Years Ended June 30,
                                                -------------------------
                                                1998      1997      1996
                                                -----     -----     -----

Statutory rate                                  34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit        7.0       7.7       8.6
  Other, net                                    (1.0)     (0.1)     (0.2)
                                                -------------------------

Effective tax rates                             40.0%     41.6%     42.4%
                                                =========================

      The components of the net deferred tax asset included in other assets are as follows:

                                              June 30,
                                           --------------
                                           1998     1997
                                           -----    -----
                                           (In Thousands)

Deferred tax asset:
  Federal                                  $ 399    $ 350
  State                                      138      121
                                           --------------
                                             537      471
Valuation reserve on asset                   (24)     (24)
                                           --------------
                                             513      447
                                           --------------
Deferred tax liability:
  Federal                                   (243)    (111)
  State                                      (16)     (12)
                                           --------------
                                            (259)    (123)
                                           --------------

Net deferred tax asset                     $ 254    $ 324
                                           ==============

      The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                           June 30,
                                                        --------------
                                                        1998     1997
                                                        -----    -----
                                                        (In Thousands)

Allowance for loan losses                               $ 505    $ 409
Net unrealized gain on securities available for sale     (233)     (97)
Other                                                       6       36
                                                        --------------
                                                          278      348
Valuation reserve                                         (24)     (24)
                                                        --------------

Net deferred tax asset                                  $ 254    $ 324
                                                        ==============

      A summary of the change in the net deferred tax asset is as follows:

                                                 Years Ended June 30,
                                                -----------------------
                                                1998     1997     1996
                                                -----    -----    -----
                                                    (In Thousands)

Balance at beginning of year                    $ 324    $ 334    $ 352
Deferred tax (provision) benefit                   66       87      (18)
Deferred tax on net unrealized gain on
 securities available for sale                   (136)     (97)       -
                                                -----------------------
Balance at end of year                          $ 254    $ 324    $ 334
                                                =======================

      The change in the valuation reserve is as follows:

                                             Years Ended June 30,
                                             --------------------
                                             1998    1997    1996
                                             ----    ----    ----
                                                (In Thousands)

Balance at beginning of year                 $ 24    $ 24    $ 33
Recognition of prior years' benefits            -       -      (9)
                                             --------------------
Balance at end of year                       $ 24    $ 24    $ 24
                                             ====================

      The federal income tax reserve for loan losses at the Bank's base year amounted to approximately $2,663,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of approximately $1,090,000 has not been provided.

9.    COMMITMENTS AND CONTINGENCIES

      Loan commitments

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds under lines of credit and credit card loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements.

      The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

                                                           June 30,
                                                      ------------------
                                                       1998       1997
                                                      -------    -------
                                                        (In Thousands)

Commitments to grant mortgage loans                   $ 3,501    $ 2,146
Commitments to grant commercial loans                   2,898      2,267
Unadvanced funds on home equity lines of credit         1,749      1,649
Unadvanced funds on credit card loans                   1,323      1,260
Unadvanced funds on commercial lines of credit          2,846      2,031
Standby letters of credit                                 210          -

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit and credit card loans may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The commitments for mortgage loans and home equity lines of credit are collateralized by real estate. Commercial loans and lines of credit are secured by various assets of the borrowers. Credit card loans are generally unsecured.

      Standby letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Letters of credit outstanding as of June 30, 1998 have expiration dates within six years. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.

      Employment agreements

      The Company and the Bank have entered into employment agreements with the President and three other officers. The agreements provide for base salaries, participation in employee benefit plans, and in the event of termination of employment provide for certain lump-sum severance payments and continuation of benefits. However, such employment may be terminated for cause, as defined in the agreements, without incurring any continuing obligations.

      In June 1998, the Company amended the President's employment agreement to provide him with a special benefit on his retirement. The President would be entitled to receive a lump sum benefit upon retirement equal to the dollar value of the shares of common stock expected to be allocated to the President under the ESOP over the ten year term of the ESOP loan reduced by the value of the shares of common stock actually allocated to the President's ESOP account.

      Contingencies

      Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial position or results of operations.

10.   STOCKHOLDERS' EQUITY

      Stock conversion

      On January 8, 1998, the Bank converted from a mutual to a stock institution. Mystic Financial, Inc. became the Bank's holding company in connection with the conversion and issued 2,711,125 shares of common stock at $10.00 per share. Net proceeds were $25,737,000 after conversion costs of approximately $1,374,000.

      During the year ended June 30, 1998, the Company purchased 2,120 shares of common stock for approximately $21,000 from the original stockholders.

      At the time of the conversion, the Bank established a liquidation account in the amount of $11,761,000. In accordance with Massachusetts statute, the liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution in an amount equal to their current adjusted liquidation account balance, to the extent that funds are available.

      Minimum regulatory capital requirements

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the tables.

                                                                                                           Minimum
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                                      Prompt Corrective
                                                      Actual          Minimum Capital Requirement     Action Provisions
                                                 -----------------    ----------------------------    -----------------
                                                 Amount      Ratio        Amount           Ratio       Amount     Ratio
                                                 --------    -----    ---------------    ---------    --------    -----
                                                                         (Dollars in Thousands)

June 30, 1998:
  Total Capital to Risk Weighted Assets
    Consolidated                                 $ 36,931    34.1%    $ 8,670            8.0%              N/A      N/A
    Bank                                           25,653    24.4       8,412            8.0          $ 10,515    10.0%
  Tier I Capital to Risk Weighted Assets
    Consolidated                                   35,695    32.9       4,335            4.0               N/A      N/A
    Bank                                           24,417    23.2       4,206            4.0             6,309      6.0
  Tier I Capital to Average Assets
    Consolidated                                   35,695    19.1       7,486 - 9,357    4.0 - 5.0         N/A      N/A
    Bank                                           24,417    13.9       7,032 - 8,790    4.0 - 5.0       8,790      5.0

June 30, 1997:
  Total Capital to Risk Weighted Assets          $ 12,738    14.4%    $ 7,073            8.0%         $  8,842    10.0%
  Tier I Capital to Risk Weighted Assets           11,761    13.3       3,537            4.0             5,305      6.0
  Tier I Capital to Average Assets                 11,761     8.1       5,820 - 7,274    4.0 - 5.0       7,274      5.0


11.   RELATED PARTY TRANSACTIONS

      At June 30, 1998 and 1997, total loans to directors and officers of the Company greater than $60,000 on an individual basis amounted to approximately $912,000 and $1,667,000, respectively. During the years ended June 30, 1998 and 1997, total principal additions were $118,000 and $198,000, respectively, and total principal payments were $873,000 and $52,000, respectively.

12.   EMPLOYEE BENEFIT PLANS

      Pension plans

      The Bank provides pension benefits for its employees through membership in Plan C of the Defined Benefit Plan of the Co-operative Banks Employees Retirement Association. The plan is a multi-employer plan where the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank. Each employee reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment automatically becomes a participant in the retirement plan. A participant in the plan is not vested until they have performed two years of service, at which time they become 20% vested. Participants become 100% vested when credited with six years of service.

      Total pension expense for the years ended June 30, 1998, 1997 and 1996 amounted to approximately $132,000, $104,000 and $107,000, respectively.

      In addition to the defined benefit plan, the Bank has a savings and retirement plan which qualifies under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment automatically becomes a participant in the savings and retirement plan. The plan provides for voluntary contributions by participating employees ranging from one percent to ten percent of their compensation, subject to certain limitations. The Bank matches 50% of an employee's voluntary contribution up to ten percent of the employee's compensation.

      Total expense under the Section 401(k) plan for the years ended June 30, 1998, 1997 and 1996 amounted to approximately $68,000, $58,000 and
      $49,000, respectively.

      Employee stock ownership plan

      The Company established and the Bank adopted an ESOP, for the benefit of eligible employees, which became effective on January 8, 1998. Employees who have attained age 21 and have completed one year of service are eligible to become participants in the ESOP.

      The Company loaned the ESOP approximately $3,194,000 to fund the purchase of 216,890 shares of common stock of the Company in open-market purchases following completion of the Bank's conversion from mutual to stock form. The Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the loan. The loan is for a term of 10 years, bears interest at 8% per annum and requires annual principal payments of $319,386 plus interest.

      Shares purchased by the ESOP are pledged as collateral for the loan, and are held in a suspense account until released for allocation among participants in the ESOP as the loan is repaid. The pledged shares are released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year.
      The released shares will be allocated among the accounts of participants on the basis of the participant's compensation for the year of allocation. Benefits generally become vested at the rate of 20% per year with vesting to begin after an employee's completion of three years of service and full vesting to occur after seven years of service. Participants also become immediately vested upon termination of employment due to death, retirement at age 65 or older, permanent disability or upon the occurrence of a change of control. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Vested benefits may be paid in a single sum or installment payments and are payable upon death, retirement at age 65 or older, disability or separation from service.

      At June 30, 1998, the ESOP held 216,890 shares of common stock of the Company, all of which were unallocated. The fair value of the unallocated shares at June 30, 1998 was approximately $3,145,000. Cash dividends received on allocated shares will be allocated to participants' accounts and dividends received on unallocated shares are held to repay the outstanding debt of the ESOP.

      Total expense applicable to the ESOP amounted to $163,000 for the year ended June 30, 1998.

      Benefit restoration plan

      In June 1998, the Company adopted the Benefit Restoration Plan ("BRP") in order to provide certain senior executives with the benefits that would be due to such executives under the defined benefit pension plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code.

      The Company intends to establish an irrevocable grantor trust to hold the assets of the BRP. This trust will be funded with contributions of the Company for the purpose of providing the benefits under the BRP. The assets of the trust will be considered to be part of the general assets of the Company and will be subject to the claims of its creditors. Earnings on the trust's assets will be taxable to the Company.

13.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis.

      At June 30, 1998, the Bank's retained earnings available for the payment of dividends was $13,083,000 and funds available for loans or advances amounted to $1,133,000. Accordingly, $10,638,000 of the Company's equity in the net assets of the Bank was restricted at June 30, 1998.

      In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

            Cash and cash equivalents: The carrying amounts of cash, federal funds sold and short-term investments approximate fair values.

            Investment securities: Fair values for investment securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

            Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for loans held for sale are based on quoted market prices. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using underlying collateral values.

            Deposit liabilities: Fair values for interest and non-interest checking, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for term certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

            Federal Home Loan Bank borrowings: Fair values for borrowings are estimated using discounted cash flow analysis based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

            Accrued interest: The carrying amounts of accrued interest approximate fair value.

            Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and are not material.

      The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                               June 30,
                                             --------------------------------------------
                                                     1998                    1997
                                             --------------------    --------------------
                                             Carrying      Fair      Carrying      Fair
                                              Amount      Value       Amount      Value
                                             --------    --------    --------    --------
                                                            (In Thousands)

Financial assets:
  Cash and cash equivalents                  $ 25,979    $ 25,979    $  6,225    $  6,225
  Securities available for sale                14,749      14,749       3,819       3,819
  Securities held to maturity                  12,006      12,030      17,504      17,431
  Federal Home Loan Bank stock                    997         997         858         858
  Loans, net                                  138,593     141,418     114,568     114,898
  Mortgage loans held for sale                     80          80         210         210
  Accrued interest receivable                   1,099       1,099         870         870

Financial liabilities:
  Deposits                                    144,766     145,116     129,303     129,516
  Federal Home Loan Bank borrowings            16,505      16,341       7,532       7,534
  Accrued interest payable                        288         288         249         249


15.   SUBSEQUENT EVENT

      On July 30, 1998, the Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 135,450 shares or 5% of its outstanding shares of common stock. On August 6, 1998, the Company completed the repurchase program acquiring 135,450 shares at a cost of approximately $1,967,000.

16.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

      Condensed financial information pertaining only to Mystic Financial, Inc., is as follows:

                                BALANCE SHEET

                                June 30, 1998

                               (In Thousands)


Assets
------

Cash and due from banks                                         $    178
Federal funds sold                                                 1,003
Short-term investments                                             1,522
                                                                --------
      Total cash and cash equivalents                              2,703

Securities available for sale, at fair value                       8,511
Investment in common stock of Bank                                24,854
Other assets                                                         159
                                                                --------

      Total assets                                              $ 36,227
                                                                ========

Liabilities and Stockholders' Equity
------------------------------------

Accrued expenses                                                $    100
                                                                --------

Stockholders' equity:
  Preferred stock                                                      -
  Common stock                                                        27
  Additional paid-in capital                                      25,710
  Retained earnings                                               13,173
                                                                --------
                                                                  38,910
  Treasury stock, at cost                                            (21)
  Net unrealized gain on securities available for sale,
   net of tax effects                                                432
  Loan due from ESOP                                              (3,194)
                                                                --------
      Total stockholders' equity                                  36,127
                                                                --------

      Total liabilities and stockholders' equity                $ 36,227
                                                                ========


                             STATEMENT OF INCOME

               For the Period January 8, 1998 to June 30, 1998

                               (In Thousands)


Income:
  Interest on investments                                      $ 253
  Interest on ESOP loan                                          126
  Miscellaneous income                                             4
                                                               -----
      Total income                                               383

Operating expenses                                                 8
                                                               -----

Income before income taxes and equity in undistributed
 income of Bank                                                  375
Income tax provision                                             150
                                                               -----
                                                                 225
Equity in undistributed income of Bank                           731
                                                               -----

      Net income                                               $ 956
                                                               =====


                           STATEMENT OF CASH FLOWS

               For the Period January 8, 1998 to June 30, 1998

                               (In Thousands)


Cash flows from operating activities:
  Net income                                                          $    956
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Equity in undistributed income of Bank                                (731)
    Amortization of investments                                              3
    Increase in other assets                                              (155)
    Increase in accrued expenses                                           100
                                                                      --------
      Net cash provided by operating activities                            173
                                                                      --------

Cash flows from investing activities:
  Purchase of Bank common stock                                        (11,333)
  Purchases of securities available for sale                            (8,524)
  Loan to ESOP                                                          (3,194)
                                                                      --------
      Net cash used by investing activities                            (23,051)
                                                                      --------

Cash flows from financing activities:
  Net proceeds from sale of common stock                                25,737
  Purchase of treasury stock                                               (21)
  Cash dividends paid                                                     (135)
                                                                      --------
      Net cash provided by financing activities                         25,581
                                                                      --------

Net increase in cash and cash equivalents                                2,703
Cash and cash equivalents, beginning of period                               -
                                                                      --------
Cash and cash equivalents, end of period                              $  2,703
                                                                      ========


17.   QUARTERLY DATA (UNAUDITED)


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


                                                                        Years Ended June 30,
                                            -----------------------------------------------------------------------------
                                                            1998                                    1997
                                            -------------------------------------   -------------------------------------
                                            Fourth     Third    Second     First    Fourth     Third    Second     First
                                            Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                            -------   -------   -------   -------   -------   -------   -------   -------
                                                                (In thousands, except per share data)

Interest and dividend income                $ 3,317   $ 3,171   $ 2,937   $ 2,785   $ 2,649   $ 2,481   $ 2,437   $ 2,332
Interest expense                             (1,435)   (1,390)   (1,432)   (1,391)   (1,317)   (1,230)   (1,202)   (1,162)
                                            -------   -------   -------   -------   -------   -------   -------   -------

Net interest income                           1,882     1,781     1,505     1,394     1,332     1,251     1,235     1,170
Provision for loan losses                       (30)      (65)      (80)      (70)     (150)      (37)      (60)      (25)
                                            -------   -------   -------   -------   -------   -------   -------   -------

Net interest income, after provision for
 loan losses                                  1,852     1,716     1,425     1,324     1,182     1,214     1,175     1,145
Other income                                    235       252       203       345       255       208       190       229
Operating expenses                           (1,278)   (1,193)   (1,233)   (1,070)   (1,146)   (1,002)   (1,146)   (1,036)
                                            -------   -------   -------   -------   -------   -------   -------   -------

Income before income taxes                      809       775       395       599       291       420       219       338

Provision for income taxes                     (320)     (308)     (159)     (244)     (132)     (170)      (86)     (139)
                                            -------   -------   -------   -------   -------   -------   -------   -------

Net income                                  $   489   $   467   $   236   $   355   $   159   $   250   $   133   $   199
                                            =======   =======   =======   =======   =======   =======   =======   =======

Basic earnings per share                    $  0.18       N/A       N/A       N/A       N/A       N/A       N/A       N/A
                                            =======   =======   =======   =======   =======   =======   =======   =======

Diluted earnings per share                  $  0.18       N/A       N/A       N/A       N/A       N/A       N/A       N/A
                                            =======   =======   =======   =======   =======   =======   =======   =======

N/A - Shares of common stock were not issued until January 8, 1998.