Form 10-Q
period 1998-09-30
MYSTIC FINANCIAL INC
filed 1998-11-17
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1998

                                     OR

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                       Commission file number 0-23533

                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

DELAWARE                                                 04-3401049
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

60 HIGH STREET
MEDFORD, MASSACHUSETTS                                   02155
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (781) 395-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X            NO
                          ________             ________


As of November 9, 1998, 2,573,555 shares of the registrant's common stock were outstanding.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I    FINANCIAL INFORMATION                                  Page
          ---------------------                                  ----

Item 1    Financial Statements:

          Consolidated Balance Sheets - September 30, 1998
           and June 30, 1998                                       1

          Consolidated Statements of Income - Three
           Months Ended September 30, 1998 and 1997                2

          Consolidated Statement of Changes in Stockholders'
           Equity-Three Months Ended September 30, 1998
           and 1997                                                3

          Consolidated Statements of Cash Flows - Three Months
           Ended September 30, 1998 and 1997                       4

          Notes to Unaudited Consolidated Financial Statements -
           September 30, 1998                                      5

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     11

Item 3    Quantitative and Qualitative Disclosures About
           Market Risk                                             22

PART II   OTHER INFORMATION
          -----------------

Item 6    Exhibits and Reports on Form 8-K                         22

          SIGNATURES                                               23
          ----------


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                                September 30, 1998    June 30, 1998
                                                                ------------------    -------------
Assets                                                                         (Unaudited)
  Cash and due from banks                                            $  6,913            $  7,626
  Federal funds sold                                                   12,399              16,773
  Short-term investments                                                  169               1,580
                                                                     --------            --------
      Total cash and cash equivalents                                  19,481              25,979

  Securities available for sale, at fair value                         13,994              14,749
  Securities held to maturity, at amortized cost                        8,506              12,006
  Federal Home Loan Bank stock, at cost                                   997                 997
  Loans, net of allowance for loan losses of $1,282
   and $1,236, respectively                                           143,675             138,593
  Mortgage loans held for sale                                            180                  80
  Bank premises and equipment, net                                      2,540               2,559
  Real estate held for investment, net                                  1,771               1,785
  Accrued interest receivable                                           1,038               1,099
  Due from Co-operative Central Bank                                      929                 929
  Other assets                                                            329                 273
                                                                     --------            --------
                                                                     $193,440            $199,049
                                                                     ========            ========

Liabilities and Stockholders' Equity
  Deposits                                                           $139,880            $144,766
  Federal Home Loan Bank borrowings                                    17,598              16,505
  Mortgagors' escrow accounts                                             590                 481
  Accrued interest payable                                                289                 288
  Accrued expenses and other liabilities                                  781                 882
                                                                     --------            --------
      Total liabilities                                               159,138             162,922
                                                                     --------            --------
  Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000  shares
     authorized, none issued                                                -                   -
    Common stock $.01 par value, 5,000,000 shares authorized,
     2,711,125 shares issued                                               27                  27
    Additional paid-in capital                                         25,710              25,710
    Retained earnings                                                  13,452              13,173
                                                                     --------            --------
                                                                       39,189              38,910
    Treasury Stock, at cost - 137,570 and 2,120 shares at
     September 30, 1998 and June 30, 1998, respectively                (1,988)                (21)
    Net unrealized gain on securities available for sale, net
     of tax of effects                                                    295                 432
    Loan due from ESOP                                                 (3,194)             (3,194)
                                                                     --------            --------
      Total stockholders' equity                                       34,302              36,127
                                                                     --------            --------
                                                                     $193,440            $199,049
                                                                     ========            ========


     See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands Except Per Share Data)


                                                                Three Months Ended
                                                     ----------------------------------------
                                                     September 30, 1998    September 30, 1997
                                                     ------------------    ------------------
                                                                    (Unaudited)

Interest and dividend income:
  Interest and fees on loans                               $2,773                $2,395
  Interest and dividends on investment securities             348                   294
  Other interest                                              204                    96
                                                           ------                ------

    Total interest and dividend income                      3,325                 2,785
                                                           ------                ------
Interest expense:
  Deposits                                                  1,229                 1,235
  Federal Home Loan Bank borrowings                           253                   156
                                                           ------                ------

    Total interest expense                                  1,482                 1,391
                                                           ------                ------
Net interest income                                         1,843                 1,394
Provision for loan losses                                      60                    70
                                                           ------                ------

Net interest income, after provision for loan losses        1,783                 1,324
                                                           ------                ------
Other income:
  Customer service fees                                       135                   127
  Gain on sales of mortgage loans                               9                     7
  Gain on sales of securities available for sale, net          61                   141
  Miscellaneous                                                38                    70
                                                           ------                ------
    Total other income                                        243                   345
                                                           ------                ------
Operating expenses:
  Salaries and employee benefits                              836                   657
  Occupancy and equipment expenses                            115                   151
  Data processing expenses                                     71                    59
  Other general and administrative expenses                   319                   203
                                                           ------                ------
    Total operating expenses                                1,341                 1,070
                                                           ------                ------
Income before income taxes                                    685                   599
Provision for income taxes                                    270                   244
                                                           ------                ------
Net income                                                 $  415                $  355
                                                           ======                ======
Earnings per share - basic and diluted                     $  .16                   N/A
                                                           ======
Weighted average shares outstanding                         2,630                   N/A
                                                           ======


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
          Consolidated Statement of Changes in Stockholders' Equity
               Three Months Ended September 30, 1998 and 1997
                               (In Thousands)


                                                                                            Accumulated
                                                        Additional                             Other                      Total
                               Comprehensive   Common    Paid-in     Retained   Treasury   Comprehensive   Loan Due   Stockholders'
                                   Income      Stock     Capital     Earnings    Stock         Income      From ESOP     Equity
                               -------------   ------   ----------   --------   --------   -------------   ---------  -------------

Balance at June 30, 1998             -         $ 27      $25,710     $13,173    $   (21)       $ 432       $(3,194)       $36,127
Net income                       $    415         -            -         415          -            -             -            415
Change in net unrealized
 gain on securities
 available for sale, net
 of tax effects                      (137)        -            -           -          -         (137)            -           (137)
                                 --------
Comprehensive income             $    278
                                 ========

Dividend paid ($.05 per share)                    -            -        (136)         -            -             -           (136)
Purchase of treasury stock                        -            -           -     (1,967)           -             -         (1,967)
                                               ----      -------     -------    -------     --------       -------        -------
Balance at September 30, 1998                  $ 27      $25,710     $13,452    $(1,988)    $    295       $(3,194)       $34,302
                                               ====      =======     =======    =======     ========       =======        =======

Balance at June 30, 1997                       $  -      $     -     $11,761          -     $    179             -        $11,940
Net income                       $    355         -            -         355          -            -             -            355
Change in net unrealized
 gain on securities available
 for sale, net of tax effects           9         -            -           -          -            9             -              9
                                 --------
Comprehensive income             $    364
                                 ========
                                               ----      -------     -------    -------     --------       -------
Balance at September 30, 1997                  $  -      $     -     $12,116    $     -     $    188       $     -        $12,304
                                               ====      =======     =======    =======     ========       =======        =======


     See accompanying notes to unaudited consolidated financial statements


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                              Three months          Three months
                                                                 ended                 ended
                                                           September 30, 1998    September 30, 1997
                                                           ------------------    ------------------
                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                                     $   415               $   355
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for loan losses                                         60                    70
    Gain on sales of securities available for sale                   (61)                 (141)
    Gain on sale of loans                                             (9)                    -
    Depreciation expense                                              82                    85
    Mortgage loans originated for sale                                 -                (2,042)
    Principal balance of mortgage loans sold                           -                   857
    (Increase) decrease in accrued interest receivable                61                   (29)
    (Increase) decrease in other assets                               18                   (37)
    Increase in accrued interest payable                               1                    15
    Increase (decrease)  in accrued expenses and
     other liabilities                                              (101)                  141
                                                                 -------               -------
      Net cash provided (used) by operating
       activities                                                    466                  (726)
                                                                 -------               -------

Cash flows from investing activities:
  Proceeds from maturities of securities held to
    maturity                                                       3,500                     2
  Proceeds from maturities of securities available
   for sale                                                          500                     -
  Purchase of securities available for sale                            -                  (743)
  Proceeds from sales of securities available for sale               105                 2,299
  Loans originated, net of payments received                      (6,811)               (5,152)
  Proceeds from sale of loans                                      1,578                     -
  Purchases of banking premises and equipment                        (49)                  (71)
                                                                 -------               -------
      Net cash used by investing activities                       (1,177)               (3,665)
                                                                 -------               -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                             (4,886)                3,823
  Proceeds from borrowings                                         1,100                12,000
  Repayment of borrowings                                             (7)               (8,008)
  Net increase in mortgagors' escrow accounts                        109                    87
  Dividends paid                                                    (136)                    -
  Purchase of treasury stock                                      (1,967)                    -
                                                                 -------               -------
    Net cash provided by financing activities                     (5,787)                7,902
                                                                 -------               -------

Net change in cash and cash equivalents                           (6,498)                3,511

Cash and cash equivalents at beginning of period                  25,979                 6,225
                                                                 -------               -------

Cash and cash equivalents at end of period                       $19,481               $ 9,736
                                                                 =======               =======

Supplemental cash flow information:
  Interest paid on deposits                                      $ 1,231               $ 1,237
  Interest paid on Federal Home Loan Bank
   borrowings                                                    $   250               $   139
  Income taxes paid                                              $   287               $    30
  Transfer from loans to loans held for sale                     $   100               $     -


     See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 1998

1)    Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 1998, included in the annual report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the
"Bank").   The operating results for the period ended September 30, 1998 are those of the Bank and Company. Mystic had not issued any stock and had not conducted any business other than that of an organizational nature until January 8, 1998 when Mystic became the Bank's holding company in connection with the Bank's conversion from mutual to stock form. Operating results prior to January 8, 1998 include only the Bank and not the Company.

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

2)    Commitments and Contingencies

At September 30, 1998, the Bank had outstanding commitments to originate loans amounting to approximately $9.4 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $393,000 and $3.5 million, respectively.

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

The Company issued 2,711,125 shares at an initial offering price of $10.00 per share on January 8, 1998 raising gross proceeds of $27,111,250 and began trading on the Nasdaq National Market under the symbol "MYST" on January 9, 1998. Net proceeds of the initial offering were approximately $25.7 million. On January 8, 1998, the Company loaned approximately $3.2 million to the Company's Employee Stock Ownership Plan to fund its purchase of 216,890 shares of common stock of the Company in open-market purchases following completion of the Conversion.

4)    Earnings Per Share

Earnings per share for the three months ended September 30, 1998 was $.16 on a basic and diluted basis. Earnings per share data is not presented for the three months ended September 30, 1997 since there were no outstanding shares of common stock until the Conversion on January 8, 1998.

5)    Stock Repurchase

On July 30, 1998, the Company's Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 135,450 or 5% of its outstanding shares of common stock. On August 6, 1998, the Company completed the repurchase program acquiring 135,450 shares at a cost of approximately $1,967,000.

6)    Recent Accounting Pronouncement

On June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the consolidated balance sheet.
 Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The Company adopted these disclosure requirements in the quarter ending September 30, 1998.

7)     Investment Securities

The following table sets forth the Company's investment securities at the dates indicated.


                                                 September 30, 1998       June 30, 1998
                                                 -------------------    ------------------
                                                 Amortized    Fair      Amortized    Fair
                                                   Cost       Value       Cost       Value
                                                 -----------------------------------------
                                                               (In Thousands)

Securities Available for Sale:
  U.S. Government & Federal Agency Obligations    $11,033    $11,177     $11,540    $11,527
  Marketable equity securities                      2,507      2,817       2,544      3,222
                                                  -------    -------     -------    -------
    Total                                         $13,540    $13,994     $14,084    $14,749
                                                  =======    =======     =======    =======
Securities held to maturity:
  U.S. Government & Federal Agency Obligations    $ 6,000    $ 6,026     $ 9,498    $ 9,510
  Other bonds & obligations                         2,506      2,526       2,508      2,520
                                                  -------    -------     -------    -------
    Total                                         $ 8,506    $ 8,552     $12,006    $12,030
                                                  =======    =======     =======    =======


8)    Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.



                                  September 30, 1998       June 30, 1998
                                  ------------------    ------------------
                                   Amount    Percent     Amount    Percent
                                  ----------------------------------------
                                           (Dollars in Thousands)

Residential mortgage loans        $108,289     75.4%    $106,412     76.8%
Commercial real estate loans        26,974     18.8       24,475     17.7
Commercial loans                     5,299      3.7        4,579      3.3
Consumer loans                       1,717      1.2        1,787      1.3
Home equity loans                    1,622      1.1        1,716      1.2
Construction loans                   1,487      1.0        1,260      0.9
                                  --------    -----     --------    -----
Total loans                        145,388    101.2      140,229    101.2

Less:
Deferred loan origination fees          38        -           17        -
Unadvanced principal                   393      0.3          383      0.3
Allowance for loan losses            1,282      0.9        1,236      0.9
                                  --------    -----     --------    -----
                                  $143,675    100.0%    $138,593    100.0%
                                  ========    =====     ========    =====

9)    Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                          Three                Three
                                                       Months Ended         Months Ended
                                                    September 30, 1998   September 30, 1997
                                                    ------------------   ------------------
                                                             (Dollars in Thousands)

  Average loans, net                                     $139,812             $117,306
                                                         ========             ========
  Period-end net loans                                   $143,675             $119,650
                                                         ========             ========

  Allowance for loan losses at beginning of period       $  1,236             $    977

  Provision for loan losses                                    60                   70

  Plus recoveries                                               1                    2

  Loans charged-off                                           (15)                   0
                                                         --------             --------

  Allowance for loan losses at end of period             $  1,282             $  1,049
                                                         ========             ========

  Non-performing loans                                   $    237             $    342
                                                         ========             ========

Ratios:

  Allowance for loan losses to period end net loans          0.89%                0.87%

  Allowance for loan losses to non-performing loans        540.93%              306.73%

Net charge-offs (recoveries) to average loans, net           0.04%                (.01)%



10)    Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                   September 30, 1998      June 30, 1998
                                                   ------------------    ------------------
Deposits:                                           Amount    Percent     Amount    Percent
                                                   -------    -------     ------    -------
                                                            (Dollars in Thousands)

Savings deposits                                   $ 41,226     29.5%    $ 40,460     28.0%

NOW accounts                                         25,525     18.2       34,208     23.6

Money market deposits                                 6,171      4.4        6,256      4.3

Demand deposits                                       7,293      5.2        6,603      4.6

Certificates of deposits                             59,665     42.7       57,239     39.5
                                                   --------    -----     --------    -----

Total deposits                                     $139,880    100.0%    $144,766    100.0%
                                                   ========    =====     ========    =====

Borrowed Funds:

Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                    $  1,100      6.3%       1,125      6.8%

  Maturities greater than one year                   16,498     93.7%      15,380     93.2%
                                                   --------    -----     --------    -----

  Total borrowed funds                             $ 17,598    100.0%    $ 16,505    100.0%
                                                   ========    =====     ========    =====


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
              Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                             September 30, 1998

General

      Medford Co-operative Bank (the "Bank") completed its conversion from a mutual to a stock institution and was simultaneously acquired by Mystic Financial, Inc. ("Mystic" or the "Company") on January 8, 1998. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

      The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements.
 Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates generally and changes in real estate values and other economic conditions in eastern Massachusetts, the Bank's principal market area. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Additional information on potential factors which could affect the Company's financial results are included in the Annual Report on Form 10-K of Mystic.

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


MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                    Three Months Ended September 30, 1998   Three Months Ended September  30, 1997
                                                    -------------------------------------   --------------------------------------
                                                     Average       Interest       Yield/     Average       Interest       Yield/
                                                     Balance    Income/Expense     Rate      Balance    Income/Expense     Rate
                                                     -------    --------------    ------     -------    --------------    ------
                                                                               (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                   $139,812       $2,773         7.93%    $117,306       $2,395          8.17%
  Investments                                          25,113          348         5.54%      20,228          294          5.81%
  Other earning assets                                 15,363          204         5.31%       7,059           96          5.44%
                                                     --------       ------                  --------       ------
  Total interest-earning assets                       180,288        3,325         7.38%     144,593        2,785          7.70%
                                                                    ------                                 ------

Cash and due from banks                                 3,599                                  3,214
Other assets                                            6,182                                  5,784
                                                     --------                               --------
Total assets                                         $190,069                               $153,591
                                                     ========                               ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                         $ 41,280          275         2.66%    $ 41,217          280          2.72%
  Now accounts                                         22,678           90         1.59%      19,094           86          1.80%
  Money market deposits                                 6,471           42         2.60%       6,520           43          2.64%
  Certificates of deposit                              59,500          822         5.53%      59,003          826          5.60%
                                                     --------       ------                  --------       ------
  Total interest-bearing deposits                     129,929        1,229         3.78%     125,834        1,235          3.93%

FHLB borrowings                                        16,600          253         6.10%       9,887          156          6.31%
                                                     --------       ------                  --------       ------

  Total interest-bearing liabilities                  146,529        1,482         4.05%     135,721        1,391          4.10%
                                                                    ------                                 ------

Demand deposit accounts                                 7,095                                  5,509
Other liabilities                                       1,250                                    464
                                                     --------                               --------
  Total liabilities                                   154,874                                141,694

Stockholders' equity                                   35,195                                 11,897
                                                     --------                               --------

Total liabilities and stockholders' equity           $190,069                               $153,591
                                                     ========                               ========

Net interest income                                                 $1,843                                 $1,394
                                                                    ======                                 ======

Interest rate spread                                                               3.33%                                   3.60%

Net interest margin                                                                4.09%                                   3.86%

Interest earning assets/interest-bearing liabilities                               1.23x                                   1.07x


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


                                     Three Months Ended September 30,
                                              1998 vs. 1997
                                           Increase (decrease)
                                     --------------------------------
                                         Due to
                                     --------------
                                     Rate        Volume        Total
                                     ----        ------        -----
                                             (In Thousands)

Interest and dividend income:
  Loans, net                         $(72)        $450          $378
  Investments                         (14)          68            54
  Other earning assets                 (2)         110           108
                                     ----         ----          ----
    Total                             (88)         628           540
                                     ----         ----          ----
Interest expense:
  Deposits                            (46)          40            (6)
  Borrowed funds                       (5)         102            97
                                     ----         ----          ----
    Total                             (51)         142            91
                                     ----         ----          ----
Change in net interest income        $(37)        $486          $449
                                     ====         ====          ====


Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1998 and June 30, 1998

      The Company's total assets amounted to $193.4 million at September 30, 1998 compared to $199.0 million at June 30, 1998, a decrease of $5.6 million or 2.8%. The decrease in total assets is a result of a reduction in cash and cash equivalents principally due to a decrease in deposit accounts.
Cash and cash equivalents decreased to $19. 5 million at September 30, 1998 from $26.0 million at June 30, 1998, a decrease of $6.5 million or 25.0%. Cash and cash equivalents are volatile due to the Company's large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances.

      Net loans increased by $5.1 million or 3.7% to $143.7 million or 74.3% of total assets at September 30, 1998 as compared to $138.6 million or 69.6% of total assets at June 30, 1998 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans. Investment securities held by the Company decreased by $4.3 million or 15.9% to $22.5 million at September 30, 1998 from $26.8 million at June 30, 1998 as a result of the repurchase of common stock held in treasury and deployment of funds into loans.

      Total deposits decreased by $4.9 million or 3.4% to $139.9 million at September 30, 1998 from $144.8 million at June 30, 1998 as a result of a decrease in NOW accounts attributable to volatile balances in mortgage conveyancing escrow accounts maintained by law firms. Total borrowings increased by $1.1 million to $17.6 million at September 30, 1998 from $16.5 million at June 30, 1998. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the Federal Home Loan Bank of Boston ("FHLBB") to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio. The retention of these loans is helping the Company leverage the capital it raised in the conversion.

      Stockholders' equity decreased by $1.8 million to $34.3 million at September 30, 1998 from $36.1 million at June 30, 1998 as a result of the repurchase of 135,450 shares of common stock held in treasury at a cost of $2.0 million, a decrease in the net unrealized gain on securities available for sale of $137,000, and dividends paid of $136,000, offset by net income of $415,000.

Comparison of the Operating Results for the Three  Months Ended
 September 30, 1998 and 1997

      Net Income. Net income was $415,000 for the three months ended September 30, 1998, compared to $355,000 for the three months ended September 30, 1997. Return on average assets was .87% for the three months ended September 30, 1998, compared to .92% for the three months ended September 30, 1997 while return on average equity was 4.72% for the three months ended September 30, 1998, compared to 11.94% for the three months ended September 30, 1997.

      The increase in net income for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 was attributable to an increase in net interest income of $449,000 and a decrease of $10,000 in provision for loan losses, which were partially offset by a decrease in other income of $102,000 and an increase in operating expenses of $271,000.

      Interest Income. Total interest and dividend income increased by $540,000 or 19.4% to $3.3 million for the three months ended September 30, 1998 from $2.8 million for the three months ended September 30, 1997. The increase in interest income was a result of a higher level of loans, investment securities, and other earning assets resulting from the deployment of proceeds of the Conversion. The average balance of net loans for the three months ended September 30, 1998 was $139.8 million compared to $117.3 million for the three months ended September 30, 1997. The average yield on net loans was 7.93% for the three months ended September 30, 1998 compared to 8.17% for the three months ended September 30, 1997.

      The average balance of investment securities for the three months ended September 30, 1998 was $25.1 million compared to $20.2 million for the three months ended September 30, 1997. The average yield on investment securities was 5.54% for the three months ended September 30, 1998 compared
to 5.81% for the three months ended September 30, 1997.   The average
balance of other earning assets for the three months ended September 30, 1998 was $15.4 million compared to $7.1 million for the three months ended September 30, 1997. The average yield on other earning assets was 5.31% for the three months ended September 30, 1998 compared to 5.44% for the three months ended September 30, 1997. The decrease in the average yield on net loans, investment securities, and other earning assets reflects the general decline in market interest rates since the prior period.

      Interest Expense. Total interest expense increased by $91,000 or 6.5% to $1.5 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997. Interest expense increased primarily due to the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities. Average interest-bearing deposits increased by $4.1 million or 3.3% to $129.9 million while the average rate decreased 15 basis points to 3.78% from 3.93% for the three months ended September 30, 1998. Average borrowings increased by $6.7 million to $16.6 million for the three months ended September 30, 1998 from $9.9 million while the average rate decreased 21 basis points to 6.10% from 6.31% for the three months ended September 30, 1997.

      Net Interest Income. Net interest income for the three months ended September 30, 1998 was $1.8 million as compared to $1.4 million for the three months ended September 30, 1997. The $449,000 or 32.2% increase can be attributed to a combination of the $540,000 increase in interest and dividend income and the $91,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 32 basis points to 7.38% for the three months ended September 30, 1998 from 7.70% for the three months ended September 30, 1997, while the average cost on interest-bearing liabilities decreased by 5 basis points to 4.05% for the three months ended September 30, 1998 from 4.10% for the three months ended September 30, 1997. As a result, the interest rate spread decreased to 3.33% for the three months ended September 30, 1998 from 3.60% for the three months ended September 30, 1997. The interest rate spread also declined due to the receipt of net conversion proceeds which have been invested in federal funds sold, short-term investments and investment securities at interest rates lower than the Company's average yield on loans. The Company's average balance of net loans to average total assets ratio declined to 73.6% at September 30, 1998 from 76.4% at September 30, 1997 as a result of the conversion proceeds being invested in federal funds sold, short-term investments and investment securities.

      Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1998 was $60,000 compared to $70,000 for the three months ended September 30, 1997. This decrease reflects the $105,000 decrease in non-performing loans to $237,000 or 0.17% of net loans at September 30, 1998 from $342,000 or 0.30% of net loans at September 30,
1997.   During the three months ended September 30, 1998, $15,000 was charged against allowance for loan losses while $1,000 in recoveries was credited to the allowance for loan losses. During the three months ended September 30, 1997, no amount was charged against allowance for loan losses while $2,000 in recoveries was credited to the allowance for loan losses.

      Other Income. Other income was $243,000 for the three months ended September 30, 1998 compared to $345,000 for the three months ended September 30, 1997. The $102,000 decrease was primarily the result of an $80,000 decrease in the gain on the sale of securities available for sale and a decrease in miscellaneous income of $32,000.

      Operating Expenses. Operating expenses increased by $271,000 or 25.3% to $1.3 million for the three months ended September 30, 1998 from $1.1
million for the three months ended September 30, 1997.   Salaries and
employee benefits increased by $179,000, of which $81,000 is attributable to the Company's adoption of an Employee Stock Ownership Plan ("ESOP"). Salaries and employee benefits also increased by $35,000 due to accruals for supplemental retirement benefits and a Benefit Restoration Plan for the Company's Chief Executive Officer. Salary and employee benefits also increased because of higher commission payments to residential loan originators as a result of higher volumes of lending activity. An increase in other general and administrative expenses of $116,000 was caused by higher professional fees and liability insurance costs from operating as a publicly held stock institution. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a publicly held stock institution.

Asset/Liability Management

      A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Company's principal interest-earning assets have longer terms to maturity than its primary source of funds, i.e. deposit liabilities, increases in general interest rates will generally result in an increase in the Company's cost of funds before the yield on its asset portfolio adjusts upward. Banking institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

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

      In order to properly manage interest rate risk, the Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Company's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Company's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Company's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank attempts to sell fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Company has used borrowings from the Federal Home Loan Bank of Boston ("FHLBB") to match-fund the maturity or repricing interval of several larger commercial real estate mortgages.

      In the future, in managing its interest rate sensitivity, the Company intends to continue to stress the origination of adjustable-rate mortgages and loans with shorter maturities and the maintenance of a consistent level of short-term securities.

Liquidity and Capital Resources

      The Company's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at September 30, 1998 was 30.6%.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLBB. At September 30, 1998, the Company had borrowings of $17.6 million from the FHLBB.

      At September 30, 1998, the Company had $9.4 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments.
 Certificates of deposit which are scheduled to mature in one year or less totaled $40.6 million at September 30, 1998. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At September 30, 1998, the Company and the Bank exceeded all of their regulatory capital requirements.

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

      In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company and the Bank.
 Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans.
  The Company has spent approximately $30,000 on Year 2000 related costs to date and estimates that it will spend an additional $120,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000
Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has not developed a contingency plan which would be implemented in the unlikely event that it is not Year 2000 compliant. The Company will continue to closely monitor the progress of its Year 2000 compliance plan and will determine by December 31, 1998 if the need for a contingency plan exists.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in market risk since June 30, 1998.

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

                           MYSTIC FINANCIAL, INC.

Date:  November 12, 1998               By:  /s/ Robert H. Surabian
       ---------------------------          -------------------------------
                                       Robert H. Surabian
                                       President and Chief Executive Officer

Date:  November 12, 1998               By:  /s/ Ralph W. Dunham
       ---------------------------          -------------------------------
                                       Ralph W. Dunham
                                       Executive Vice-President, Chief
                                       Financial Officer, and Treasurer