Form 10-Q
period 1998-12-31
MYSTIC FINANCIAL INC
filed 1999-02-12
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 1998

                                     OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                       Commission file number 0-2353

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

                      YES  [X]                   NO  [ ]

As of February 11, 1999, 2,573,555 shares of the registrant's common stock were outstanding .

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I     FINANCIAL INFORMATION                                     Page

Item 1     Financial Statements:

           Consolidated Balance Sheets - December 31, 1998
            and June 30, 1998                                           1

           Consolidated Statements of Income - Three and Six Months
            Months Ended December 31, 1998 and 1997                     2

           Consolidated Statement of Changes in Stockholders'
            Equity-Six Months Ended December 31, 1998 and 1997          3

           Consolidated Statements of Cash Flows - Six Months
            Ended December 31, 1998 and 1997                            4

           Notes to Unaudited Consolidated Financial Statements -
            December 31, 1998                                           5

Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11

Item 3     Quantitative and Qualitative Disclosures About
            Market Risk                                                24

PART II    OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders         24

Item 6     Exhibits and Reports on Form 8-K                            24

           SIGNATURES                                                  25


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                 December 31,    June 30,
                                                     1998          1998
                                                 ------------    --------
                                                        (Unaudited)

Assets
  Cash and due from banks                          $  7,763      $  7,626
  Federal funds sold                                 16,312        16,773
  Short-term investments                             14,182         1,580
                                                   ----------------------
     Total cash and cash equivalents                 38,257        25,979

  Securities available for sale, at fair value       15,797        14,749
  Securities held to maturity, at amortized cost      4,503        12,006
  Federal Home Loan Bank stock, at cost               1,005           997
  Loans, net of allowance for loan losses of
   $1,311 and $1,236, respectively                  143,087       138,593
  Mortgage loans held for sale                            -            80
  Bank premises and equipment, net                    2,783         2,559
  Real estate held for investment, net                1,757         1,785
  Accrued interest receivable                         1,016         1,099
  Due from Co-operative Central Bank                    929           929
  Other assets                                          328           273
                                                   ----------------------
                                                   $209,462      $199,049
                                                   ======================

Liabilities and Stockholders' Equity
  Deposits                                         $152,822      $144,766
  Federal Home Loan Bank borrowings                  20,092        16,505
  Mortgagors' escrow accounts                           675           481
  Accrued interest payable                              344           288
  Accrued expenses and other liabilities                273           882
                                                   ----------------------
     Total liabilities                              174,206       162,922
                                                   ----------------------
  Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000
     shares authorized none issued                        -             -
    Common stock $.01 par value, 5,000,000
     shares authorized, 2,711,125 shares issued          27            27
    Additional paid-in capital                       25,710        25,710
    Retained earnings                                13,733        13,173
                                                   ----------------------
                                                     39,470        38,910
    Treasury Stock, at cost - 137,570 and
     2,120 shares at December 31, 1998 and
     June 30, 1998, respectively                     (1,988)          (21)
    Accumulated other comprehensive income              649           432
    Loan due from ESOP                               (2,875)       (3,194)
                                                   ----------------------
      Total stockholders' equity                     35,256        36,127
                                                   ----------------------
                                                   $209,462      $199,049
                                                   ======================

    See accompanying notes to unaudited consolidated financial statements.


                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                   (In Thousands, Except Per Share Data)

                                                         Three Months Ended       Six Months Ended
                                                        --------------------    --------------------
                                                        December    December    December    December
                                                        31, 1998    31, 1997    31, 1998    31, 1997
                                                        --------    --------    --------    --------
                                                                        (Unaudited)

Interest and dividend income:
  Interest and fees on loans                             $2,811      $2,491      $5,584      $4,886
  Interest and dividends on investment securities           294         276         642         570
  Other interest                                            243         170         447         266
                                                         ------------------------------------------
      Total interest and dividend income                  3,348       2,937       6,673       5,722
                                                         ------------------------------------------

Interest expense:
  Deposits                                                1,219       1,252       2,448       2,488
  Federal Home Loan Bank borrowings                         277         180         530         335
                                                         ------------------------------------------
      Total interest expense                              1,496       1,432       2,978       2,823
                                                         ------------------------------------------

Net interest income                                       1,852       1,505       3,695       2,899
Provision for loan losses                                    30          80          90         150
                                                         ------------------------------------------

Net interest income, after provision for loan losses      1,822       1,425       3,605       2,749
                                                         ------------------------------------------

Other income:
  Customer service fees                                     134         135         269         262
  Gain on sales of mortgage loans                            80          16          89          23
  Gain/ (Loss) on sales of securities available
   for sale, net                                              -          (3)         61         138
  Co-operative Central Bank Share Insurance Fund
   Special Dividend                                          51          49          51          49
  Miscellaneous                                              55           6          93          76
                                                         ------------------------------------------
      Total other income                                    320         203         563         548
                                                         ------------------------------------------

Operating expenses:
  Salaries and employee benefits                            810         765       1,646       1,422
  Occupancy and equipment expenses                          118          95         233         246
  Data processing expenses                                   78          65         149         124
  Other general and administrative expenses                 455         308         774         511
                                                         ------------------------------------------
       Total operating expenses                           1,461       1,233       2,802       2,303
                                                         ------------------------------------------
Income before income taxes                                  681         395       1,366         994
Provision for income taxes                                  272         159         542         403
                                                         ------------------------------------------
Net income                                               $  409      $  236      $  824      $  591
                                                         ==========================================
Earnings per share - basic and diluted                   $  .16         N/A      $  .32         N/A
                                                         ======                  ======
Weighted                                                  2,574         N/A       2,602         N/A
                                                         ======                  ======

    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                 Six Months Ended December 31, 1998 and 1997
                               (In Thousands)

                                                                                          Accumulated
                                                      Additional                             Other                       Total
                             Comprehensive   Common    Paid-in     Retained   Treasury   Comprehensive   Loan Due    Stockholders'
                                 Income      Stock     Capital     Earnings     Stock        Income      From ESOP      Equity
                             -------------   ------   ----------   --------   --------   -------------   ---------   -------------
                                                                             (Unaudited)

Balance at June 30, 1998                      $27      $25,710     $13,173    $   (21)        $432        $(3,194)      $36,127
Net income                       $  824         -            -         824          -            -              -           824
Change in net unrealized
 gain on securities available
 for sale, net of tax effects       217         -            -           -          -          217              -           217
                                 ------
      Comprehensive income       $1,041
                                 ======
Dividend paid ($.10 per share)                  -            -        (264)         -            -              -          (264)
Purchase of treasury stock                      -            -           -     (1,967)           -              -        (1,967)
Decrease in loan due from ESOP                  -            -           -                       -            319           319
                                              ---------------------------------------------------------------------------------

Balance at December 31, 1998                  $27      $25,710     $13,733    $(1,988)        $649        $(2,875)      $35,256
                                              =================================================================================

Balance at June 30, 1997                      $ -      $     -     $11,761    $     -         $179        $     -       $11,940
Net income                       $  591         -            -         591          -            -              -           591
Change in net unrealized
 gain on securities available
 for sale, net of tax effects        81         -            -           -          -           81              -            81
                                 ------
      Comprehensive income       $  672
                                 ======       ---------------------------------------------------------------------------------

Balance at December 31, 1997                  $ -      $     -     $12,352    $     -         $260        $     -       $12,612
                                              =================================================================================

    See accompanying notes to unaudited consolidated financial statements


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                 Six Months           Six Months
                                                   Ended                Ended
                                             December 31, 1998    December 31, 1997
                                             -----------------    -----------------
                                                          (Unaudited)

Cash flows from operating activities:
  Net income                                     $    824             $    591
  Adjustments to reconcile net income to net
   cash provided (used) by operating
   activities:
    Provision for loan losses                          90                  150
    Net amortization of securities                     19                    -
    Gain on sales of securities available
     for sale                                         (61)                (138)
    Gain on sale of loans                             (89)                   -
    Amortization of loan due ESOP                     319                    -
    Depreciation expense                              166                  170
    Net change in mortgage loans held for sale         80                 (688)
    (Increase) decrease in accrued interest
     receivable                                        83                  (67)
    Increase in other assets                         (173)                (378)
    Increase in accrued interest payable               56                   63
    Decrease in accrued expenses and
     other liabilities                               (609)                 (56)
                                                 -----------------------------
      Net cash provided (used) by operating
       activities                                     705                 (353)
                                                 -----------------------------

Cash flows from investing activities:
  Maturities of securities held to maturity         7,500                1,003
  Sales of securities available for sale            1,097                2,296
  Purchase of securities available for sale        (1,765)                (922)
  Purchase of Federal Home Loan Bank Stock             (8)                   -
  Loans originated, net of payments received      (12,315)              (8,523)
  Proceeds from sale of loans                       7,820                    -
  Purchases of banking premises and equipment        (362)                 (88)
                                                 -----------------------------
      Net cash used by investing activities         1,967               (6,234)
                                                 -----------------------------

Cash flows from financing activities:
  Net increase in deposits                          8,056               43,959
  Proceeds from borrowings                          3,600               20,054
  Repayment of borrowings                             (13)             (16,068)
  Net increase in mortgagors' escrow accounts         194                  140
  Dividends paid                                     (264)                   -
  Purchase of treasury stock                       (1,967)                   -
                                                 -----------------------------
      Net cash provided by financing
       activities                                   9,606               48,085
                                                 -----------------------------

Net change in cash and cash equivalents            12,278               41,498

Cash and cash equivalents at beginning of
 period                                            25,979                6,225
                                                 -----------------------------

Cash and cash equivalents at end of period       $ 38,257             $ 47,723
                                                 =============================

Supplemental cash flow information:
  Interest paid                                  $  2,922             $  2,760
  Income taxes paid                                   813                  417

    See accompanying notes to unaudited consolidated financial statements

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 1998

1)  Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 1998, included in the annual report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank"). The operating results for the period ended December 31, 1998 are those of the Bank and Company. Mystic had not issued any stock and had not conducted any business other than that of an organizational nature until January 8, 1998 when Mystic became the Bank's holding company in connection with the Bank's conversion from mutual to stock form. Operating results prior to January 8, 1998 include only the Bank and not the Company.

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

2)  Commitments and Contingencies

At December 31, 1998, the Bank had outstanding commitments to originate loans amounting to approximately $9.1 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $294,000 and $7.0 million, respectively.

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

4)  Earnings Per Share

Earnings per share for the three and six months ended December 31, 1998 were $.16 and $.32, respectively on a basic and diluted basis. Earnings per share data is not presented for the three and six months ended December 31, 1997 since there were no outstanding shares of common stock until the Conversion on January 8, 1998.

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

7)  Investment Securities

The following table sets forth the Company's investment securities at the dates indicated.

                                     December 31, 1998          June 30, 1998
                                    --------------------      --------------------
                                    Amortized     Fair        Amortized     Fair
                                      Cost        Value         Cost        Value
                                    ---------     -----       ---------     -----
                                                    (In Thousands)

Securities Available for Sale:
  U.S. Government & Federal
   Agency Obligations               $12,290      $12,350      $11,540      $11,527
  Marketable equity securities        2,507        3,447        2,544        3,222
                                    ----------------------------------------------
      Total                         $14,797      $15,797      $14,084      $14,749
                                    ==============================================

Securities held to maturity:
  U.S. Government & Federal
   Agency Obligations               $ 1,999      $ 2,011      $ 9,498      $ 9,510
  Other bonds & obligations           2,504        2,516        2,508        2,520
                                    ----------------------------------------------
      Total                         $ 4,503      $ 4,527      $12,006      $12,030
                                    ==============================================

8)  Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                        December 31, 1998            June 30, 1998
                                      --------------------      --------------------
                                       Amount      Percent       Amount      Percent
                                       ------      -------       ------      -------
                                                  (Dollars in Thousands)

Residential mortgage loans            $106,467       74.4%      $106,412       76.8%
Commercial real estate loans            27,985       19.5         24,475       17.7
Commercial loans                         5,431        3.8          4,579        3.3
Consumer loans                           1,746        1.2          1,787        1.3
Home equity loans                        1,509        1.1          1,716        1.2
Construction loans                       1,560        1.1          1,260        0.9
                                      ---------------------------------------------
Total loans                            144,698      101.1        140,229      101.2

Less
Deferred loan origination fees               6          -             17          -
Unadvanced principal                       294        0.2            383        0.3
Allowance for loan losses                1,311        0.9          1,236        0.9
                                      ---------------------------------------------
                                      $143,087      100.0%      $138,593      100.0%
                                      =============================================

9)  Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                         Six                  Six
                                     Months Ended         Months Ended
                                   December 31, 1998    December 31, 1997
                                   -----------------    -----------------
                                            (Dollars in Thousands)

Average loans, net                     $140,910             $119,378
                                       =============================
Period-end net loans                   $143,087             $122,941
                                       =============================

Allowance for loan losses at
 beginning of period                   $  1,236             $    977
Provision for loan losses                    90                  150
Plus recoveries                               2                   12
Loans charged-off                           (17)                  (1)
                                       -----------------------------
Allowance for loan losses at end
 of period                             $  1,311             $  1,138
                                       =============================

Non-performing loans                   $      2             $    361
                                       =============================

Ratios
  Allowance for loan losses to
   period end net loans                    0.92%                0.93%
  Allowance for loan losses to
   non-performing loans                       -               315.24%
  Net charge-offs (recoveries) to
   average loans, net                      0.02%               (0.02)%

10)  Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                   December 31, 1998           June 30, 1998
                                 --------------------      --------------------
Deposits:                         Amount      Percent       Amount      Percent
                                  ------      -------       ------      -------
                                              (Dollars in Thousands)

Savings deposits                 $ 40,509       26.5%      $40,460       28.0%
NOW accounts                       28,616       18.7        34,208       23.6
Money market deposits               6,656        4.4         6,256        4.3
Demand deposits                     7,182        4.7         6,603        4.6
Certificates of deposits           69,859       45.7        57,239       39.5
                                 --------------------------------------------
Total deposits                   $152,822      100.0%     $144,766      100.0%
                                 ============================================

Borrowed Funds:
Advances from Federal Home
 Loan Bank of Boston:
Maturities less than one year    $  2,300       11.4%     $  1,125        6.8%
Maturities greater than one
 year                              17,792       88.6        15,380        93.2
                                 ---------------------------------------------

Total borrowed funds             $ 20,092      100.0%     $ 16,505       100.0%
                                 =============================================

                    Mystic Financial Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 1998

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  Three Months Ended December 31, 1998    Three Months Ended December 31, 1997
                                  ------------------------------------    ------------------------------------
                                   Average       Interest      Yield/      Average       Interest      Yield/
                                   Balance    Income/Expense    Rate       Balance    Income/Expense    Rate
                                   -------    --------------   ------      -------    --------------   ------
                                                                (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                   $142,007       $2,811        7.92%      $121,425       $2,491        8.21%
Investments                          21,687          294        5.42%        20,324          276        5.43%
Other earning assets                 20,020          243        4.86%        11,865          170        5.73%
                                   --------       ------                   --------       ------

      Total interest-earning
       assets                       183,714        3,348        7.29%       153,614        2,937        7.65%
                                                  ------                                  ------

Cash and due from banks               3,936                                   3,150
Other assets                          6,193                                   6,085
                                   --------                                --------

      Total assets                 $193,843                                $162,849
                                   ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits         $ 40,544          250        2.47%      $ 46,786          306        2.62%
Now accounts                         23,588           94        1.59%        20,696           84        1.62%
Money market deposits                 6,381           39        2.44%         6,669           44        2.64%
Certificates of deposit              61,541          836        5.43%        58,366          818        5.61%
                                    -------       ------                   --------       ------

      Total interest-bearing
       deposits                     132,054        1,219        3.69%       132,517        1,252        3.78%

FHLB borrowings                      18,624          277        5.95%        11,523          180        6.25%
                                   --------       ------                   --------       ------

      Total interest-bearing
       liabilities                  150,678        1,496        3.97%       144,040        1,432        3.98%
                                                  ------                                  ------

Demand deposit accounts               7,170                                   5,551

Other liabilities                     1,267                                   1,003
                                   --------                                --------

      Total liabilities             159,115                                 150,594

Stockholders' equity                 34,728                                  12,255
                                   --------                                --------

      Total liabilities and
       stockholders' equity        $193,843                                $162,849
                                   ========                                ========

Net interest income                               $1,852                                  $1,505
                                                  ======                                  ======

Interest rate spread                                           3.32%                                    3.67%

Net interest margin                                            4.03%                                    3.92%

Interest earning assets/
 interest-bearing liabilities                                  1.22x                                    1.07x


MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   Six Months Ended December 31, 1998      Six Months Ended December 31, 1997
                                   ----------------------------------      ----------------------------------
                                   Average       Interest      Yield/      Average       Interest      Yield/
                                   Balance    Income/Expense    Rate       Balance    Income/Expense    Rate
                                   -------    --------------   ------      -------    --------------   ------
                                                                (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                   $140,910       $5,584        7.93%      $119,378       $4,886        8.19%
Investments                          23,400          642        5.49%        20,276          570        5.62%
Other earning assets                 17,691          447        5.05%         9,710          266        5.48%
                                   --------       ------                   --------       ------
      Total interest-earning
       assets                       182,001        6,673        7.33%       149,364        5,722        7.66%
                                                  ------                                  ------

Cash and due from banks               3,767                                   2,924
Other assets                          6,188                                   5,990
                                   --------                                --------

      Total assets                 $191,956                                $158,278
                                   ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits         $ 40,912          525        2.57%      $ 43,815          537        2.45%
Now accounts                         23,133          184        1.59%        19,896          170        1.71%
Money market deposits                 6,426           81        2.52%         6,595           87        2.64%
Certificates of deposit              60,520        1,658        5.48%        58,682        1,694        5.77%
                                   --------       ------                   --------       ------

      Total interest-bearing
       deposits                     130,991        2,448        3.74%       128,988        2,488        3.86%

FHLB borrowings                      17,612          530        6.02%        10,711          335        6.26%
                                   --------       ------                   --------       ------

      Total interest-bearing
       liabilities                  148,603        2,978        4.01%       139,699        2,823        4.04%
                                                  ------                                  ------

Demand deposit accounts               7,133                                   5,533

Other liabilities                     1,164                                     920
                                   --------                                --------

      Total liabilities             156,900                                 146,152

Stockholders' equity                 35,056                                  12,126
                                   --------                                --------

      Total liabilities and
       stockholders' equity        $191,956                                $158,278
                                   ========                                ========

Net interest income                               $3,695                                  $2,899
                                                  ======                                  ======

Interest rate spread                                            3.32%                                   3.62%

Net interest margin                                             4.06%                                   3.88%

Interest earning assets/
 interest-bearing liabilities                                   1.22x                                   1.07x

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

                                            Three Months Ended December 31,
                                                     1998 vs 1997
                                                  Increase (decrease)
                                            -------------------------------
                                                  Due to
                                            -------------------
                                             Rate        Volume      Total
                                             ----        ------      -----
                                                     (In Thousands)

Interest and dividend income:
Loans, net                                  $  (90)      $  410      $ 320
Investments                                      -           18         18
Other earning assets                           (29)         102         73
                                            ------------------------------
Total                                         (119)         530        411
                                            ------------------------------
Interest expense:
Deposits                                       (30)          (3)       (33)
Borrowed funds                                  (9)         106         97
                                            ------------------------------
Total                                          (39)         103         64
                                            ------------------------------
Change in net interest income               $  (80)      $  427      $ 347
                                            ==============================

                                             Six Months Ended December 31,
                                                     1998 vs. 1997
                                                  Increase (decrease)
                                             -----------------------------
                                                  Due to
                                             ------------------
                                             Rate        Volume      Total
                                             ----        ------      -----
                                                     (In Thousands)

Interest and dividend income:
Loans, net                                  $ (159)      $  857      $ 698
Investments                                    (14)                     72
Other earning assets                           (22)         203        181
                                            ------------------------------
Total                                         (195)       1,146        951
                                            ------------------------------
Interest expense:
Deposits                                       (79)          39        (40)
Borrowed funds                                 (13)         208        195
                                            ------------------------------
                                               (92)         247        155
                                            ------------------------------
Change in net interest income               $ (103)      $  899      $ 796
                                            ==============================

Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

      The Company's total assets amounted to $209.5 million at December 31, 1998 compared to $199.0 million at June 30, 1998, an increase of $10.4 million or 5.2%. The increase in total assets is a result of an increase in cash and cash equivalents and continued loan growth, partially offset by a decrease in investment securities. The increase in total assets is principally due to an increase in deposit accounts and Federal Home Loan Bank borrowings.

      Cash and cash equivalents increased to $38.3 million at December 31, 1998 from $26.0 million at June 30, 1998, an increase of $12.3 million or 47.3%. Cash and cash equivalents are volatile due to the Company's large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances. The decrease in investment securities of $6.5 million or 24.1% to $20.3 million at December 31, 1998 from $26.8 million at June 30, 1998 also caused cash and cash equivalents to increase as the Company maintained a higher level of liquidity.

      Net loans increased by $4.5 million or 3.2% to $143.1 million or 68.3% of total assets at December 31, 1998 as compared to $138.6 million or 69.6% of total assets at June 30, 1998 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

      Total deposits increased by $8.1 million or 5.6% to $152.8 million at December 31, 1998 from $144.8 million at June 30, 1998 as a result of an increase in certificates of deposit due to a promotion associated with the opening of a new branch office in late November 1998 in Lexington, Massachusetts, partially offset by a decrease in NOW accounts attributable to volatile balances in mortgage conveyancing escrow accounts maintained by law firms. Total borrowings increased by $3.6 million to $20.1 million at December 31, 1998 from $16.5 million at June 30, 1998. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the Federal Home Loan Bank of Boston ("FHLBB") to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio.
 The retention of these loans is helping the Company leverage the capital it raised in the conversion.

      Stockholders' equity decreased by $871,000 to $35.3 million at December 31, 1998 from $36.1 million at June 30, 1998 as a result of the repurchase of 135,450 shares of common stock held in treasury at a cost of $2.0 million, and dividends paid of $264,000, offset by net income of $824,000 a decrease in the loan due from the Employeee Stock Ownership Plan due to the first annual repayment of principal of $319,000, and an increase in the net unrealized gain on securities available for sale of $217,000.

      Comparison of the Operating Results for the Three and Six Months Ended December 31, 1998 and 1997

      Net Income. Net income was $409,000 and $824,000 for the three and six months ended December 31, 1998, respectively, compared to $236,000 and $591,000 for the three and six months ended December 31, 1997, respectively. Return on average assets was .84% and .86% for the three and six months ended December 31, 1998, respectively, compared to .58% and .75% for the three and six months ended December 31, 1997, respectively. Return on average equity was 4.71% and 4.70% for the three and six months ended December 31, 1998, respectively, compared to 7.70% and 9.75% for the three and six months ended December 31, 1997, respectively. The increase in the return on average assets and the decrease in the return on average equity are primarily due to the conversion.

      The increase in net income for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 was attributable to an increase in net interest income of $347,000, an increase in other income of $117,000, and a decrease of $50,000 in provision for loan losses, which were partially offset by an increase in operating expenses of $228,000 and an increase in the provision for income taxes of $113,000. The increase in net income for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 was attributable to an increase in net interest income of $796,000, an increase in other income of $15,000, and a decrease of $60,000 in provision for loan losses, which were partially offset by an increase in operating expenses of $499,000 and an increase in the provision for income taxes of $139,000.

      Interest Income. Total interest and dividend income increased by $411,000 or 14.0% to $3.3 million for the three months ended December 31, 1998 from $2.9 million for the three months ended December 31, 1997. The increase in interest income was a result of a higher level of loans, investment securities, and other earning assets resulting from the deployment of proceeds of the Conversion. The average balance of net loans for the three months ended December 31, 1998 was $142.0 million compared to $121.4 million for the three months ended December 31, 1997. The average yield on net loans was 7.92% for the three months ended December 31, 1998 compared to 8.21% for the three months ended December 31, 1997.

      The average balance of investment securities for the three months ended December 31, 1998 was $21.7 million compared to $20.3 million for the three months ended December 31, 1997. The average yield on investment securities was 5.42% for the three months ended December 31, 1998 compared
to 5.43% for the three months ended December 31, 1997.   The average balance
of other earning assets for the three months ended December 31, 1998 was $20.0 million compared to $11.9 million for the three months ended December 31, 1997. The average yield on other earning assets was 4.86% for the three months ended December 31, 1998 compared to 5.73% for the three months ended December 31, 1997. The decrease in the average yield on net loans, investment securities, and other earning assets reflects the general decline in market interest rates since the prior period.

      Total interest and dividend income increased by $951,000 or 16.6% to $6.7 million for the six months ended December 31, 1998 from $5.7 million for the six months ended December 31, 1997. The increase in interest income was a result of a higher level of loans, investment securities, and other earning assets resulting from the deployment of proceeds of the Conversion.
 The average balance of net loans for the six months ended December 31, 1998 was $140.9 million compared to $119.4 million for the six months ended December 31, 1997. The average yield on net loans was 7.93% for the six months ended December 31, 1998 compared to 8.19% for the six months ended December 31, 1997.

      The average balance of investment securities for the six months ended December 31, 1998 was $23.4 million compared to $20.3 million for the six months ended December 31, 1997. The average yield on investment securities was 5.49% for the six months ended December 31, 1998 compared to 5.62% for
the six months ended December 31, 1997.   The average balance of other
earning assets for the six months ended December 31, 1998 was $17.7 million compared to $9.7 million for the six months ended December 31, 1997. The average yield on other earning assets was 5.05% for the six months ended December 31, 1998 compared to 5.48% for the six months ended December 31, 1997. The decrease in the average yield on net loans, investment securities, and other earning assets reflects the general decline in market interest rates since the prior period.

      Interest Expense. Total interest expense increased by $64,000 or 4.5% to $1.5 million for the three months ended December 31, 1998 from $1.4 million for the three months ended December 31, 1997. Interest expense increased primarily due to the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities.

      Average interest-bearing deposits decreased by $463,000 or 0.4% to $132.1 million while the average rate decreased nine basis points to 3.69% from 3.78% for the three months ended December 31, 1998. Average interest-bearing deposits were abnormally high during the three months ended December 31, 1997 because they included deposits received by the Bank as stock subscription deposits. Average borrowings increased by $7.1 million to $18.6 million for the three months ended December 31, 1998 from $11.5 million while the average rate decreased 30 basis points to 5.95% from 6.25% for the three months ended December 31, 1997.

      Total interest expense increased by $155,000 or 5.5% to $3.0 million for the six months ended December 31, 1998 from $2.8 million for the six months ended December 31, 1997. Interest expense increased primarily due to the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities.

      Average interest-bearing deposits increased by $2.0 million or 1.6% to $131.0 million while the average rate decreased 12 basis points to 3.74% from 3.86% for the six months ended December 31, 1998. Average borrowings increased by $6.9 million to $17.6 million for the six months ended December 31, 1998 from $10.7 million while the average rate decreased 24 basis points to 6.02% from 6.26% for the six months ended December 31, 1997.

      Net Interest Income. Net interest income for the three months ended December 31, 1998 was $1.9 million as compared to $1.5 million for the three months ended December 31, 1997. The $347,000 or 23.1% increase can be attributed to a combination of the $411,000 increase in interest and dividend income and the $64,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 36 basis points to 7.29% for the three months ended December 31, 1998 from 7.65% for the three months ended December 31, 1997, while the average cost on interest-bearing liabilities decreased by one basis point to 3.97% for the three months ended December 31, 1998 from 3.98% for the three months ended December 31, 1997. As a result, the interest rate spread decreased to 3.32% for the three months ended December 31, 1998 from 3.67% for the three months ended December 31, 1997. The interest rate spread also declined due to the receipt of net conversion proceeds which have been invested in cash and cash equivalents and investment securities at interest rates lower than the Company's average yield on loans.

      Net interest income for the six months ended December 31, 1998 was $3.7 million as compared to $2.9 million for the six months ended December 31, 1997. The $796,000 or 27.5% increase can be attributed to a combination of the $951,000 increase in interest and dividend income and the $155,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 33 basis points to 7.33% for the six months ended December 31, 1998 from 7.66% for the six months ended December 31, 1997, while the average cost on interest-bearing liabilities decreased by three basis points to 4.01% for the six months ended December 31, 1998 from 4.04% for the six months ended December 31, 1997. As a result, the interest rate spread decreased to 3.32% for the six months ended December 31, 1998 from 3.62% for the six months ended December 31, 1997.
The interest rate spread also declined due to the receipt of net conversion proceeds which have been invested in cash and cash equivalents and investment securities at interest rates lower than the Company's average yield on loans.

      Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 1998 was $30,000 and $90,000, respectively, compared to $80,000 and $150,000 for the three and six months ended December 31, 1997, respectively. This decrease reflects the decrease in non-performing loans at December 31, 1998 compared to December 31, 1997.
 At December 31, 1998, the balance of the allowance for loan losses was $1,311,000 or .92% of net loans. During the six months ended December 31, 1998, $17,000 was charged against the allowance for loan losses while $2,000
in recoveries was credited to the allowance for loan losses.   At December
31, 1997, the balance of the allowance for loan losses was $1,138,000 or
 .93% of net loans. During the six months ended December 31, 1997, $1,000 was charged against the allowance for loan losses while $12,000 in recoveries was credited to the allowance for loan losses.

      Other Income. Other income was $320,000 for the three months ended December 31, 1998 compared to $203,000 for the three months ended December 31, 1997. The $117,000 increase was primarily the result of a $64,000 increase in the gain on the sales of mortgage loans and an increase in
miscellaneous income of $49,000.    Other income was $563,000 for the six
months ended December 31, 1998 compared to $548,000 for the six months ended December 31, 1997. The $15,000 increase was primarily the result of a $66,000 increase in the gain on the sales of mortgage loans and an increase in miscellaneous income of $17,000, offset by a decrease in the gain on the sales of investment securities of $77,000.

      Operating Expenses. Operating expenses increased by $228,000 or 18.5% to $1.5 million for the three months ended December 31, 1998 from $1.2
million for the three months ended December 31, 1997.   Salaries and
employee benefits increased by $45,000. Of this amount, an increase of $75,000 attributable to the Company's adoption of an Employee Stock Ownership Plan ("ESOP") and $68,000 attributable to the adoption of supplemental benefits for the Company's Chief Executive officer were offset by reductions in staff salaries of $81,000 and other decreases of $22,000. Salary and employee benefits also increased because of higher commission payments to residential loan originators as a result of higher volumes of lending activity. Occupancy and equipment expenses increased by $23,000 due to the opening of a new branch office in late November 1998 in Lexington, Massachusetts. An increase in other general and administrative expenses of $147,000 was caused by higher professional fees and liability insurance costs from operating as a publicly held stock institution and promotional costs associated with the opening of the new Lexington office.

      Operating expenses increased by $499,000 or 21.7% to $2.8 million for the six months ended December 31, 1998 from $2.3 million for the six months ended December 31, 1997. Salaries and employee benefits increased by $224,000, of which $156,000 is attributable to the Company's adoption of an Employee Stock Ownership Plan ("ESOP"). Salaries and employee benefits also increased by $50,000 due to accruals for supplemental retirement benefits and a Benefit Restoration Plan for the Company's Chief Executive Officer. Salary and employee benefits also increased because of higher commission payments to residential loan originators as a result of higher volumes of lending activity. An increase in other general and administrative expenses of $263,000 was caused by higher professional fees and liability insurance costs from operating as a publicly held stock institution and promotional costs associated with the opening of the Lexington office. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a publicly held stock institution and the ongoing operating costs of the new Lexington office.

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

      The term "interest rate sensitivity" refers to those assets and liabilities which mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions have historically operated in a mismatched position with interest-sensitive liabilities exceeding interest-sensitive assets in the short-term time periods. As noted above, one of the principal goals of the Company's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank attempts to sell fixed rate loans with terms in excess of 15 years. Since 1995, the Company has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Company has used borrowings from the FHLBB to match-fund the maturity or repricing interval of several larger commercial real estate mortgages.

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

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 1998 was 38.2%.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLBB. At December 31, 1998, the Company had borrowings of $20.1 million from the FHLBB.

      At December 31, 1998, the Company had $9.1 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $45.3 million at December 31, 1998. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 1998, the Company and the Bank exceeded all of their regulatory capital requirements.

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

      The Company and the Bank are utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. It is anticipated that all reprogramming efforts were nearly complete by December 31, 1998, allowing adequate time for testing.
To date, confirmations have been received from the Company's and the Bank's primary data processing vendors that plans are being developed to address processing of transactions in the year 2000. Although the Company cannot currently estimate the extent to which any failure to process date information correctly could have a material adverse effect on the Company's business, operations or financial condition, management believes that, if not adequately addressed, such delays, errors or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

      In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has spent approximately $56,000 on Year 2000 related costs to date and estimates that it will spend an additional $100,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has not developed a contingency plan which would be implemented in the unlikely event that it is not Year 2000 compliant. The Company will continue to closely monitor the progress of its Year 2000 compliance plan and is in the process of developing a Year 2000 contingency plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in market risk since June 30, 1998.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders ("Meeting") on October 21, 1998. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

      1. Election of four candidates to the Board of Directors, three to serve for a term of three years and one to serve a term of one year.

      The number of votes cast with respect to this matter was as follows:


Nominee                          For        Withheld     Broker Non-Votes
-------                          ---        --------     ----------------

Lorraine P. Silva             2,051,772      23,562          94,652
John A. Hackett               2,050,512      24,822          94,652
Julie Bernardin               2,050,217      25,117          94,652
Frederick N. Dello Russo      2,048,412      26,922          94,652

      2. Ratification of the appointment of Wolf & Company, P.C. as independent auditors for fiscal year ending June 30, 1999.

      The number of votes cast with respect to this matter was as follows:

         For        Against      Abstained      Broker Non-Votes
         ---        -------      ---------      ----------------

      2,057,087      8,700         9,547            94,652

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MYSTIC FINANCIAL, INC.

Date: February 12, 1999                By:  /s/ Robert H. Surabian
                                            -------------------------------
                                            Robert H. Surabian
                                            President and Chief Executive
                                            Officer

Date: February 12, 1999                By:  /s/ Ralph W. Dunham
                                            -------------------------------
                                            Ralph W. Dunham
                                            Executive Vice-President, Chief
                                            Financial Officer, and Treasurer