Form 10-Q
period 1999-03-31
MYSTIC FINANCIAL INC
filed 1999-05-13
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 1999

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             To
                                         -----------    -----------

                       Commission file number 0-23533

                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

DELAWARE                                              04-3401049
--------                                              ----------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                     Identification No.)

60 HIGH STREET
MEDFORD, MASSACHUSETTS                                02155
----------------------                                -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (781) 395-2800
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

      YES   X                   NO
           ----                      ----

As of April 30, 1999, 2,573,555 shares of the registrant's common stock were outstanding

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I     FINANCIAL INFORMATION                                        Page
           ---------------------                                        ----

Item 1     Financial Statements:

           Consolidated Balance Sheets - March 31, 1999
            and June 30, 1998                                             1

           Consolidated Statements of Income - Three and Nine Months
            Months Ended March 31, 1999 and 1998                          2

           Consolidated Statement of Changes in Stockholders'
            Equity-Nine Months Ended March 31, 1999                       3
            and 1998

           Consolidated Statements of Cash Flows - Nine Months
            Ended March 31, 1999 and 1998                                 4

           Notes to Unaudited Consolidated Financial Statements -
            March 31, 1999                                                5

Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12

Item 3     Quantitative and Qualitative Disclosures About
            Market Risk                                                  25

PART II    OTHER INFORMATION
           -----------------

Item 4     Submission of Matters to a Vote of Security Holders           25

Item 6     Exhibits and Reports on Form 8-K                              25

           SIGNATURES                                                    26
           ----------

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                                   March 31, 1999    June 30, 1998
                                                                   --------------    -------------
                                                                             (Unaudited)

Assets
  Cash and due from banks                                             $  6,458         $  7,626
  Federal funds sold                                                     9,849           16,773
  Short-term investments                                                10,328            1,580
                                                                      -------------------------
      Total cash and cash equivalents                                   26,635           25,979

  Securities available for sale, at fair value                          24,247           14,749
  Securities held to maturity, at amortized cost                         3,501           12,006
  Federal Home Loan Bank stock, at cost                                  1,080              997
  Loans, net of allowance for loan losses of $1,308 and $1,236,
   respectively                                                        149,740          138,593
  Mortgage loans held for sale                                             314               80
  Bank premises and equipment, net                                       2,728            2,559
  Real estate held for investment, net                                   1,743            1,785
  Accrued interest receivable                                            1,196            1,099
  Due from Co-operative Central Bank                                       929              929
  Other assets                                                             136              273
                                                                      -------------------------
                                                                      $212,249         $199,049
                                                                      =========================
Liabilities and Stockholders' Equity
  Deposits                                                            $155,485         $144,766
  Federal Home Loan Bank borrowings                                     20,085           16,505
  Mortgagors' escrow accounts                                              637              481
  Accrued interest payable                                                 357              288
  Accrued expenses and other liabilities                                   105              882
                                                                      -------------------------
      Total liabilities                                                176,669          162,922
                                                                      -------------------------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000  shares authorized
   none issued                                                               -                -
  Common stock $.01 par value, 5,000,000 shares authorized,
   2,711,125 shares issued                                                  27               27
  Additional paid-in capital                                            25,710           25,710
   Retained earnings                                                    13,998           13,173
                                                                      -------------------------
                                                                        39,735           38,910
  Treasury stock, at cost - 137,570 and 2,120 shares at
   March 31, 1999 and June 30, 1998, respectively                       (1,988)             (21)
  Accumulated other comprehensive income                                   628              432
  Unearned compensation - ESOP                                          (2,795)          (3,194)
                                                                      --------------------------
      Total stockholders' equity                                        35,580           36,127
                                                                      -------------------------
                                                                      $212,249         $199,049
                                                                      =========================


    See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                   (In Thousands, Except Per Share Data )

                                                           Three Months Ended     Nine Months Ended
                                                          --------------------    ------------------
                                                            March       March       March      March
                                                          31, 1999    31, 1998    31,1999    31,1998
                                                          --------    --------    -------    -------
                                                                         (Unaudited)

Interest and dividend income:
  Interest and fees on loans                               $2,845      $2,574     $ 8,429    $7,460
  Interest and dividends on investment securities             332         288         974       858
  Other interest                                              333         309         780       575
                                                           ----------------------------------------
      Total interest and dividend income                    3,510       3,171      10,183     8,893

Interest expense:
  Deposits                                                  1,317       1,223       3,765     3,711
  Federal Home Loan Bank borrowings                           292         167         822       502
                                                           ----------------------------------------
      Total interest expense                                1,609       1,390       4,587     4,213
                                                           ----------------------------------------

  Net interest income                                       1,901       1,781       5,596     4,680
  Provision for loan losses                                     -          65          90       215
                                                           ----------------------------------------
  Net interest income, after provision for loan losses      1,901       1,716       5,506     4,465
                                                           ----------------------------------------

Other income:

  Customer service fees                                       127         128         396       390
  Gain on sales of mortgage loans                               9          12          98        35
  Gain on sales of securities available for sale, net          39          46         100       184
  Co-operative Central Bank Share Insurance
   Fund Special Dividend                                        -           -          51        49
  Miscellaneous                                                59          66         152       142
                                                           ----------------------------------------
      Total other income                                      234         252         797       800
                                                           ----------------------------------------

Operating expenses:

  Salaries and employee benefits                              861         743       2,507     2,165
  Occupancy and equipment expenses                            194         120         427       366
  Data processing expenses                                     91          66         240       190
  Other general and administrative expenses                   358         264       1,132       775
                                                           ----------------------------------------
      Total operating expenses                              1,504       1,193       4,306     3,496
                                                           ----------------------------------------
  Income before income taxes                                  631         775       1,997      1769
  Provision for income taxes                                  237         308         779       711
                                                           ----------------------------------------

  Net income                                               $  394      $  467     $ 1,218    $1,058
                                                           ========================================
Earnings per share - basic and diluted                     $  .17         N/A     $   .51       N/A
                                                           =======                =======
  Weighted average shares outstanding                       2,380         N/A       2,393       N/A
                                                           ======                 =======


    See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended March 31, 1999 and 1998
                               (In Thousands)

                                                                                      Accumulated
                                                  Additional                             Other         Unearned         Total
                         Comprehensive   Common    Paid-in     Retained   Treasury   Comprehensive   Compensation   Stockholders'
                            Income       Stock     Capital     Earnings    Stock        Income           ESOP          Equity
                         -------------   ------   ----------   --------   --------   -------------   ------------   -------------
                                                   (Unaudited)

Balance at
 June 30, 1998                            $27      $25,710     $13,173    $   (21)        $432         $(3,194)        $36,127

Net income                  $1,218          -            -       1,218          -            -               -           1,218
Change in net
 Unrealized gain on
 Securities available
 for sale, net of tax
 effects                       196          -            -           -          -          196               -             196
                            ------
  Comprehensive income      $1,414
                            ======

Dividend paid
 ($.15 per share).                          -            -        (393)         -            -               -            (393)

Purchase of treasury
 stock                                      -            -           -     (1,967)           -               -          (1,967)
Decrease in unearned
 compensation - ESOP                        -            -           -          -            -             399             399
                                          ------------------------------------------------------------------------------------
Balance at
 March 31, 1999                           $27      $25,710     $13,998    $(1,988)        $628         $(2,795)        $35,580
                                          ====================================================================================

Balance at
 June 30, 1997                            $ -      $     -     $11,761    $     -         $179         $     -         $11,940

Net income                  $1,058          -            -       1,058                                                   1,058
Change in net
 unrealized gain on
 securities available
 for sale, net of tax
 effects                       233          -            -           -          -          233               -             233
                            ------
Comprehensive income        $1,291
                            ======
Net proceeds from sale
 of common stock                           27       25,733           -          -            -               -          25,760
Increase in unearned
 compensation - ESOP                        -            -           -          -            -          (3,194)         (3,194)
                                          ------------------------------------------------------------------------------------
Balance at
 March 31, 1998                           $27      $25,733     $12,819    $     -         $412         $(3,194)        $35,797
                                          ====================================================================================


    See accompanying notes to unaudited consolidated financial statements

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                        Nine Months        Nine Months
                                                           Ended              Ended
                                                       March 31, 1999     March 31, 1998
                                                       --------------     --------------
                                                                  (Unaudited)

Cash flows from operating activities:
  Net income                                              $  1,218           $  1,058
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                   90                215
    Net amortization of securities                             (32)                 -
    Gain on sales of securities available for sale            (100)              (184)
    Gain on sale of loans                                      (89)                 -
    Amortization of unearned compensation - ESOP               399                  -
    Depreciation expense                                       255                251
    Net change in mortgage loans held for sale                (234)               (50)
    (Increase) in accrued interest receivable                  (97)              (159)
    Decrease in other assets                                   137                 50
    Increase (decrease) in accrued expenses and
     other liabilities                                        (814)               228
                                                          ---------------------------
      Net cash provided by operating
       activities                                              733              1,409
                                                          ---------------------------

Cash flows from investing activities:
  Maturities of securities held to maturity                  8,500              5,001
  Purchase of securities held to maturity                        -             (1,503)
  Sales of securities available for sale                     3,725              5,390
  Maturity of securities available for sale                    500                  -
  Purchase of securities available for sale                (13,284)           (13,155)
  Purchase of Federal Home Loan Bank Stock                     (83)              (139)
  Loans originated, net of payments received               (18,968)           (16,287)
  Proceeds from sale of loans                                7,820                  -
  Purchases of banking premises and equipment                 (382)              (110)
                                                          ---------------------------
      Net cash used by investing activities                (12,172)           (20,803)
                                                          ---------------------------

Cash flows from financing activities:
  Net increase in deposits                                  10,719              7,925
  Proceeds from borrowings                                   3,600             27,055
  Repayment of borrowings                                      (20)           (21,076)
  Net increase in mortgagors' escrow accounts                  156                146
  Purchase of ESOP stock                                         -             (3,194)
  Dividends paid                                              (393)                 -
  Purchase of treasury stock                                (1,967)                 -
  Proceeds from sale of common stock                             -             25,760
                                                          ---------------------------
      Net cash provided by financing activities             12,095             36,616
                                                          ---------------------------
Net change in cash and cash equivalents                        656             17,222

Cash and cash equivalents at beginning of period            25,979              6,225
                                                          ---------------------------
Cash and cash equivalents at end of period                $ 26,635           $ 23,447
                                                          ===========================
Supplemental cash flow information:
  Interest paid                                           $  4,526           $  4,182
  Income taxes paid                                          1,032                659


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 1999

1)  Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 1998, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the
"Bank").   The operating results for the period ended March 31, 1999 are those of the Bank and Company. Mystic had not issued any stock and had not conducted any business other than that of an organizational nature until January 8, 1998 when Mystic became the Bank's holding company in connection with the Bank's conversion from mutual to stock form. Operating results prior to January 8, 1998 include only the Bank and not the Company.

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

2)  Commitments and Contingencies

At March 31, 1999, the Bank had outstanding commitments to originate loans amounting to approximately $7.6 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $1.0 and $7.8 million, respectively.

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

The Company issued 2,711,125 shares at an initial offering price of $10.00 per share on January 8, 1998 raising gross proceeds of $27,111,250 and began trading on the Nasdaq National Market under the symbol "MYST" on January 9, 1998. Net proceeds of the initial offering were approximately $25.7 million. On January 8, 1998, the Company loaned approximately $3.2 million to the Company's Employee Stock Ownership Plan (the "ESOP") to fund its purchase of 216,890 shares of common stock of the Company in open-market purchases following completion of the Conversion.

4)  Earnings Per Share

Earnings per share for the three and nine months ended March 31, 1999 were $.17 and $.51, respectively, on a basic and diluted basis. Earnings per share data is not presented for the three and nine months ended March 31, 1998 since there were no outstanding shares of common stock until the Conversion on January 8, 1998. In calculating earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts.

5)  Book Value Per Share

Book value per share was $14.93 as of March 31, 1999. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts. There were 2,383,473 shares of common stock outstanding as of March 31, 1999 for purposes of calculating the Company's book value per share.

6)  Stock Repurchase Programs

On July 30, 1998, the Company's Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 135,450 or 5% of its outstanding shares of common stock. On August 6, 1998, the Company completed the repurchase program acquiring 135,450 shares at a cost of approximately $1,967,000. On April 14,1999, the Company's Board of Directors approved a second stock repurchase program. The Company intends to repurchase up to 128,677 shares or 5% of its outstanding common stock.

7)  1999 Stock Option Plan

On March 24, 1999, the stockholders approved the Mystic Financial, Inc. 1999 Stock Option Plan (the "Option Plan") that the Company had adopted. The purpose of the Option Plan is to enable the Company to grant certain officers, employees and outside directors a right, known as an option ("Option"), to purchase shares of the Common Stock of the Company at a stated price during a specified period or term. The Option Plan must be approved by the Commissioner of Banks of the Commonwealth of Massachusetts to be effective. As of May 14, 1999, the Commissioner of Banks has not yet approved the Option Plan. Until such approval is obtained, the Option Plan will not become effective. The Company has reserved a total of 257,355 shares of Common Stock for use under the Option Plan.

8)  1999 Recognition and Retention Plan

On March 24, 1999, the stockholders approved the Mystic Financial, Inc. 1999 Recognition and Retention Plan (the "RRP") that the Company had adopted.
The RRP allows the Company to grant restricted stock awards ("Awards") to
certain officers, employees and outside directors.   A "restricted stock
award" constitutes a right to receive a certain number of shares of Common Stock upon the Award holder's satisfaction of certain requirements, such as completion of five years of service with the Company. As a general rule, if the Award holder fails to fulfill the requirements contained in the restricted stock award, it will not vest. Instead, the Award will be forfeited and canceled. The RRP must be approved by the Commissioner of Banks of the Commonwealth of Massachusetts to be effective. As of May 14, 1999, the Commissioner of Banks has not yet approved the RRP. Until such approval is obtained, the RRP will not become effective. The Company will establish a trust ("Trust") and will contribute, or cause to be contributed, to the Trust, from time to time, such amounts of money or property as the Board may determine, in its discretion. A trustee will be appointed by the Company and will not be authorized to purchase more than 102,942 shares of Common Stock for the RRP.

9)  Recent Accounting Pronouncement

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

10)  Investment Securities

The following table sets forth the Company's investment securities at the dates indicated.

                                      March 31, 1999             June 30, 1998
                                   ---------------------     ---------------------
                                   Amortized      Fair       Amortized      Fair
                                     Cost         Value        Cost         Value
                                   ---------      -----      ---------      -----
                                                   (In Thousands)

Securities Available for Sale:
  U.S. Government & Federal
   Agency Obligations               $20,868      $20,803      $11,540      $11,527
  Marketable equity securities        2,412        3,444        2,544        3,222
                                    ----------------------------------------------
      Total                         $23,280      $24,247      $14,084      $14,749
                                    ==============================================

Securities held to maturity:
  U.S. Government & Federal
   Agency Obligations               $ 1,500      $ 1,504      $ 9,498      $ 9,510
  Other bonds & obligations           2,001        2,007        2,508        2,520
                                    ----------------------------------------------
      Total                         $ 3,501      $ 3,511      $12,006      $12,030
                                    ==============================================

11)  Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                       March 31, 1999            June 30, 1998
                                     --------------------     --------------------
                                      Amount      Percent      Amount      Percent
                                      ------      -------      ------      -------
                                                (Dollars in Thousands)

Residential mortgage loans           $108,193      72.3%      $106,412      76.8%
Commercial real estate loans           31,786      21.2         24,475      17.7
Commercial loans                        5,405       3.6          4,579       3.3
Consumer loans                          1,619       1.1          1,787       1.3
Home equity loans                       1,804       1.2          1,716       1.2
Construction loans                      3,310       2.2          1,260       0.9
                                     -------------------------------------------
Total loans                           152,117     101.6        140,229     101.2

Less:
  Deferred loan origination fees           36         -             17         -
  Unadvanced principal                  1,033       0.7            383       0.3
  Allowance for loan
   losses                               1,308       0.9          1,236       0.9
                                     -------------------------------------------
                                     $149,740     100.0%      $138,593     100.0%
                                     ===========================================


12)  Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                              Nine               Nine
                                                          Months Ended       Months Ended
                                                         March 31, 1999     March 31, 1998
                                                         --------------     --------------
                                                              (Dollars in Thousands)

  Average loans, net                                        $142,526           $121,752
                                                            ===========================
  Period-end net loans                                      $149,740           $130,640
                                                            ===========================

  Allowance for loan losses at beginning of period          $  1,236           $    977
  Provision for loan losses                                       90                215
  Plus recoveries                                                  2                 14
  Loans charged-off                                              (20)                (2)
                                                            ---------------------------
  Allowance for loan losses at end of period                $  1,308           $  1,204
                                                            ===========================

  Non-performing loans                                      $    151           $    473
                                                            ===========================

Ratios:
  Allowance for loan losses to period end net loans             0.87%              0.91%
  Allowance for loan losses to non-performing loans           866.23%            254.55%
  Net charge-offs (recoveries) to average loans, net            0.02%             (0.01)%


13)  Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                                         March 31, 1999           June 30, 1998
                                                      --------------------     --------------------
                                                       Amount      Percent      Amount      Percent
                                                       ------      -------      ------      -------
                                                                 (Dollars in Thousands)

Deposits:
  Savings deposits                                    $ 40,305      25.9%      $ 40,460      28.0%
  NOW accounts                                          24,685      15.9         34,208      23.6
  Money market deposits                                  6,827       4.4          6,256       4.3
  Demand deposits                                        8,970       5.8          6,603       4.6
  Certificates of deposits                              74,698      48.0         57,239      39.5
                                                      -------------------------------------------
      Total deposits                                  $155,485     100.0%      $144,766     100.0%
                                                      ===========================================

Borrowed Funds:
  Advances from Federal Home Loan Bank of Boston:
    Maturities less than one year                     $  2,400      11.9%      $  1,125       6.8%
   Maturities greater than one year                     17,685      88.1         15,380      93.2
                                                      -------------------------------------------
      Total borrowed funds                            $ 20,085     100.0%      $ 16,505     100.0%
                                                      ===========================================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                               March 31, 1999

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                       Three Months Ended March 31, 1999    Three Months Ended March 31, 1998
                                                       ----------------------------------   ----------------------------------
                                                       Average       Interest      Yield/   Average       Interest      Yield/
                                                       Balance    Income/Expense   Rate     Balance    Income/Expense   Rate
                                                       -------    --------------   ------   -------    --------------   ------
                                                                               (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                     $145,760       $2,845       7.81%    $126,501       $2,574       8.14%
  Investments                                            23,686          332       5.61%      21,114          288       5.46%
  Other earning assets                                   28,078          333       4.74%      24,703          309       5.00%
                                                       ---------------------                ---------------------
    Total interest-earning assets                       197,524        3,510       7.11%     172,318        3,171       7.36%
                                                                      ------                               ------
  Cash and due from banks                                 4,097                                2,492
  Other assets                                            6,632                                6,421
                                                       --------                             --------
    Total assets                                       $208,253                             $181,231
                                                       ========                             ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                           $ 40,062          232       2.32%    $ 44,669          310       2.78%
  Now accounts                                           23,368           93       1.59%      22,968           89       1.55%
  Money market deposits                                   7,074           43       2.43%       6,795           45       2.65%
  Certificates of deposit                                73,593          949       5.16%      57,381          779       5.43%
                                                       ---------------------                ---------------------
    Total interest-bearing deposits                     144,097        1,317       3.66%     131,813        1,223       3.71%

FHLB borrowings                                          20,090          292       5.81%      10,969          167       6.09%
                                                       ---------------------                ---------------------
    Total interest-bearing liabilities                  164,187        1,609       3.92%     142,782        1,390       3.89%
                                                                      ------                               ------
Demand deposit accounts                                   7,643                                5,711
Other liabilities                                         1,041                                2,841
                                                       --------                             --------
    Total liabilities                                   172,871                              151,334

Stockholders' equity                                     35,382                               29,897
                                                       --------                             --------

    Total liabilities and stockholders' equity         $208,253                             $181,231
                                                       ========                             ========

Net interest income                                                   $1,901                               $1,781
                                                                      ======                               ======

Interest rate spread                                                               3.19%                                3.47%

Net interest margin                                                                3.85%                                4.13%

Interest earning assets/interest-bearing liabilities                             1.20x                                  1.21x


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                  NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                        Nine Months Ended March 31, 1999     Nine Months Ended March 31, 1998
                                                       ----------------------------------   ----------------------------------
                                                       Average       Interest      Yield/   Average       Interest      Yield/
                                                       Balance    Income/Expense   Rate     Balance    Income/Expense   Rate
                                                       -------    --------------   ------   -------    --------------   ------
                                                                               (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                     $142,526      $ 8,429       7.89%    $121,752       $7,460       8.17%
  Investments                                            23,479          974       5.53%      20,554          858       5.57%
  Other earning assets                                   21,154          780       4.92%      14,708          575       5.21%
                                                       ---------------------                ---------------------
    Total interest-earning assets                       187,159       10,183       7.25%     157,014        8,893       7.55%
                                                                     -------                               ------
  Cash and due from banks                                 3,877                                2,780
  Other assets                                            6,352                                6,135
                                                       --------                             --------
    Total assets                                       $197,388                             $165,929
                                                       ========                             ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                           $ 40,629          757       2.48%    $ 44,100          847       2.56%
  Now accounts                                           23,212          277       1.59%      20,920          259       1.65%
  Money market deposits                                   6,642          125       2.51%       6,661          132       2.97%
  Certificates of deposit                                64,878        2,606       5.36%      58,249        2,473       5.66%
                                                       ---------------------                ---------------------
    Total interest-bearing deposits                     135,361        3,765       3.71%     129,930        3,711       3.81%
FHLB borrowings                                          18,438          822       5.94%      10,797          502       6.20%
                                                       ---------------------                ---------------------
    Total interest-bearing liabilities                  153,799        4,587       3.98%     140,727        4,213       3.99%
                                                                     -------                               ------
Demand deposit accounts                                   7,302                                5,592
Other liabilities                                         1,121                                  398
                                                       --------                             --------
    Total liabilities                                   162,222                              146,717

Stockholders' equity                                     35,166                               19,212
                                                       --------                             --------
    Total liabilities and stockholders' equity         $197,388                             $165,929
                                                       ========                             ========

Net interest income                                                  $ 5,596                               $4,680
                                                                     =======                               ======

Interest rate spread                                                               3.27%                                3.56%

Net interest margin                                                                3.99%                                3.97%

Interest earning assets/interest-bearing liabilities                               1.22x                                1.12x


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

                                  Three Months Ended March 31,
                                         1999 vs 1998
                                      Increase (decrease)
                                  ----------------------------
                                       Due to
                                  -----------------
                                   Rate      Volume     Total
                                   ----      ------     -----
                                         (In Thousands)

Interest and dividend income:
  Loans, net                      $(108)      $379      $271
  Investments                         8         36        44
  Other earning assets              (16)        40        24
                                  --------------------------
      Total                        (116)       455       339
                                  --------------------------

Interest expense:
  Deposits                          (18)       112        94
  Borrowed funds                     (8)       133       125
                                  --------------------------
      Total                         (26)       245       219
                                  --------------------------
Change in net interest income     $ (90)      $210      $120
                                  ==========================


                                   Nine Months Ended March 31,
                                         1999 vs 1998
                                      Increase (decrease)
                                   ---------------------------
                                       Due to
                                  -----------------
                                   Rate      Volume     Total
                                   ----      ------     -----
                                         (In Thousands)

Interest and dividend income:
  Loans, net                      $(263)     $1,232     $  969
  Investments                        (6)        122        116
  Other earning assets              (34)        239        205
                                  ----------------------------
      Total                        (303)      1,593      1,290
                                  ----------------------------

Interest expense:
  Deposits                          (99)        153         54
  Borrowed funds                    (22)        342        320
                                  ----------------------------
      Total                        (121)        495        374
                                  ----------------------------
Change in net interest income     $(182)     $1,098     $  916
                                  ============================


Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1999 and June 30, 1998

      The Company's total assets amounted to $212.2 million at March 31, 1999 compared to $199.0 million at June 30, 1998, an increase of $13.2 million or 6.6%. The increase in total assets is a result of an increase in cash and cash equivalents and continued loan growth. The increase in total assets is principally due to an increase in deposit accounts and Federal Home Loan Bank borrowings.

      Cash and cash equivalents increased to $26.6 million at March 31, 1999 from $26.0 million at June 30, 1998, an increase of $656,000 or 2.5%. Cash and cash equivalents are volatile due to the Company's large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances. Investment securities increased to $27.7 million at March 31, 1999 from $26.8 million at June 30, 1998, an increase of $1.0 million or 3.7%. Cash and cash equivalents and investment securities have remained stable due to the Company's efforts to maintain liquidity and to improve its interest rate sensitivity.

      Net loans increased by $11.1 million or 8.0% to $149.7 million or 70.6% of total assets at March 31, 1999 as compared to $138.6 million or 69.6% of total assets at June 30, 1998 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

      Total deposits increased by $10.7 million or 7.4% to $155.5 million at March 31, 1999 from $144.8 million at June 30, 1998 as a result of an increase in certificates of deposit due to a promotion associated with the opening of a new branch office in late November 1998 in Lexington, Massachusetts, partially offset by a decrease in NOW accounts attributable to volatile balances in mortgage conveyancing escrow accounts maintained by law firms.

      Total borrowings increased by $3.6 million to $20.1 million at March 31, 1999 from $16.5 million at June 30, 1998. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the Federal Home Loan Bank of Boston ("FHLBB") to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio. The retention of these loans is helping the Company leverage the capital it raised in the conversion.

      Stockholders' equity decreased by $547,000 to $35.6 million at March 31, 1999 from $36.1 million at June 30, 1998 as a result of the repurchase of 135,450 shares of common stock held in treasury at a cost of $2.0 million and dividends paid of $393,000, offset by net income of $1.2 million, a decrease in unearned compensation - ESOP of $399,000, and an increase in the net unrealized gain on securities available for sale of $196,000.


Comparison of the Operating Results for the Three and Nine Months Ended March 31, 1999 and 1998

      Net Income. Net income was $394,000 and $1,218,000 for the three and nine months ended March 31, 1999, respectively, compared to $467,000 and $1,058,000 for the three and nine months ended March 31, 1998, respectively.
 Return on average assets was .76% and .82% for the three and nine months ended March 31, 1999, respectively, compared to 1.03% and .85% for the three and nine months ended March 31, 1998, respectively. Return on average equity was 4.45% and 4.62% for the three and nine months ended March 31, 1999, respectively, compared to 6.25% and 7.34% for the three and nine months ended March 31, 1998, respectively. The decrease in the return on average assets for the three months ended March 31, 1999 compared to the same period a year ago was primarily due to higher operating expenses resulting from the opening of the new branch in Lexington, new employee benefit plans and the increased cost of operating as a public company. The decrease in the return on average equity for the three and nine months ended March 31, 1999 was primarily due to the additional capital from the Conversion.

      The decrease in net income for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was attributable to an increase in net interest income of $120,000, a decrease of $65,000 in provision for loan losses, and a decrease in the provision for income taxes of $71,000, which were offset by a decrease in other income of $18,000, and an increase in operating expenses of $311,000. The increase in net income for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 was attributable to an increase in net interest income of $916,000 and a decrease of $125,000 in provision for loan losses, which were partially offset by a decrease in other income of $3,000, an increase in operating expenses of $810,000, and an increase in the provision for income taxes of $68,000.

      Interest and Dividend Income. Total interest and dividend income increased by $339,000 or 10.7% to $3.5 million for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998. The increase in interest income was a result of a higher level of loans, investment securities, and other earning assets resulting from the deployment of proceeds of the Conversion and general asset growth. The average balance of net loans for the three months ended March 31, 1999 was $145.8 million compared to $126.5 million for the three months ended March 31, 1998. The average yield on net loans was 7.81% for the three months ended March 31, 1999 compared to 8.14% for the three months ended March 31, 1998.

      The average balance of investment securities for the three months ended March 31, 1999 was $23.7 million compared to $21.1 million for the three months ended March 31, 1998. The average yield on investment securities was 5.61% for the three months ended March 31, 1999 compared to
5.46% for the three months ended March 31, 1998.   The average balance of
other earning assets for the three months ended March 31, 1999 was $28.1 million compared to $24.7 million for the three months ended March 31, 1998. The average yield on other earning assets was 4.74% for the three months ended March 31, 1999 compared to 5.00% for the three months ended March 31, 1998. The decrease in the average yield on net loans and other earning assets reflects the general decline in market interest rates since the prior period.

      Total interest and dividend income increased by $1.3 million or 14.5% to $10.2 million for the nine months ended March 31, 1999 from $8.9 million for the nine months ended March 31, 1998. The increase in interest income was a result of a higher level of loans, investment securities, and other earning assets resulting from the deployment of proceeds of the Conversion and general asset growth. The average balance of net loans for the nine months ended March 31, 1999 was $142.5 million compared to $121.8 million for the nine months ended March 31, 1998. The average yield on net loans was 7.89% for the nine months ended March 31, 1999 compared to 8.17% for the nine months ended March 31, 1998.

      The average balance of investment securities for the nine months ended March 31, 1999 was $23.5 million compared to $20.6 million for the nine months ended March 31, 1998. The average yield on investment securities was 5.53% for the nine months ended March 31, 1999 compared to 5.57% for the
nine months ended March 31, 1998.   The average balance of other earning
assets for the nine months ended March 31, 1999 was $21.2 million compared
to $14.7   million for the nine months ended March 31, 1998.  The average yield on other earning assets was 4.92% for the nine months ended March 31, 1999 compared to 5.21% for the nine months ended March 31, 1998. The decrease in the average yield on net loans, investment securities, and other earning assets reflects the general decline in market interest rates since the prior period.

      Interest Expense. Total interest expense increased by $219,000 or 15.8% to $1.6 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. Interest expense increased primarily due to the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities.

      Average interest-bearing deposits increased by $12.3 million or 9.3% to $144.1 million while the average rate decreased five basis points to 3.66% from 3.71% for the three months ended March 31, 1999. Average borrowings increased by $9.1 million to $20.1 million for the three months ended March 31, 1999 from $11.0 million while the average rate decreased 26 basis points to 5.81% from 6.09% for the three months ended March 31, 1998.

      Total interest expense increased by $374,000 or 8.9% to $4.6 million for the nine months ended March 31, 1999 from $4.2 million for the nine months ended March 31, 1998. Interest expense increased primarily due to the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded $5.0 million of 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities.

      Average interest-bearing deposits increased by $5.4 million or 4.2% to $135.4 million while the average rate decreased 10 basis points to 3.71% from 3.81% for the nine months ended March 31, 1999. Average borrowings increased by $7.6 million to $18.4 million for the nine months ended March 31, 1999 from $10.8 million while the average rate decreased 26 basis points to 5.94% from 6.20% for the nine months ended March 31, 1998.

      Net Interest Income. Net interest income for the three months ended March 31, 1999 was $1.9 million as compared to $1.8 million for the three months ended March 31, 1998. The $120,000 or 6.7% increase can be attributed to a combination of the $339,000 increase in interest and dividend income and the $219,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 25 basis points to 7.11% for the three months ended March 31, 1999 from 7.36% for the three months ended March 31, 1998, while the average cost on interest-bearing liabilities increased by three basis points to 3.92% for the three months ended March 31, 1999 from 3.89% for the three months ended
 March 31, 1998. As a result, the interest rate spread decreased to 3.19% for the three months ended March 31, 1999 from 3.47% for the three months ended March 31, 1998.

      Net interest income for the nine months ended March 31, 1999 was $5.6 million as compared to $4.7 million for the nine months ended March 31, 1998. The $916,000 or 19.6 % increase can be attributed to a combination of the $1.3 million increase in interest and dividend income and the $374,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 30 basis points to 7.25 % for the nine months ended March 31, 1999 from 7.55% for the nine months ended March 31, 1998, while the average cost on interest-bearing liabilities decreased by one basis point to 3.98% for the nine months ended March 31, 1999 from 3.99% for the nine months ended March 31, 1998. As a result, the interest rate spread decreased to 3.27% for the nine months ended March 31, 1999 from 3.56% for the nine months ended March 31, 1998.

      Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 1999 was $0 and $90,000, respectively, compared to $65,000 and $215,000 for the three and nine months ended March 31, 1998, respectively. This decrease reflects the decrease in non-performing loans at March 31, 1999 compared to March 31, 1998. At March 31, 1999, the balance of the allowance for loan losses was $1,308,000 or .87% of net loans. During the nine months ended March 31, 1999, $20,000 was charged against the allowance for loan losses while $2,000 in recoveries was
credited to the allowance for loan losses.   At March 31, 1998, the balance
of the allowance for loan losses was $1,204,000 or .91% of net loans.
During the nine months ended March 31, 1998, $2,000 was charged against the allowance for loan losses while $14,000 in recoveries was credited to the allowance for loan losses.

      Other Income. Other income was $234,000 for the three months ended March 31, 1999 compared to $252,000 for the three months ended March 31, 1998. The $18,000 decrease was primarily the result of a $3,000 decrease in the gain on the sales of mortgage loans and decrease in the sale on the sales of investment securities of $7,000. Other income was $797,000 for the nine months ended March 31, 1999 compared to $800,000 for the nine months ended March 31, 1998. The $3,000 decrease was primarily the result of a $63,000 increase in the gain on the sales of mortgage loans, offset by a decrease in the gain on the sales of investment securities of $84,000.

      Operating Expenses. Operating expenses increased by $311,000 or 26.1% to $1.5 million for the three months ended March 31, 1999 from $1.2 million
for the three months ended March 31, 1998.   Salaries and employee benefits
increased by $118,000 due to staff hired for the opening of a new branch office in Lexington, Massachusetts, in November 1998, expense accruals for the Company's Recognition and Retention Plan, and normal salary increases. Salary and employee benefits also increased because of higher commission payments to residential loan originators as a result of higher volumes of lending activity. Occupancy and equipment expenses increased by $74,000, primarily due to the opening of the Lexington branch. An increase in other general and administrative expenses of $94,000 was caused by higher professional fees, liability insurance costs, and additional operating costs from operating as a publicly held stock institution, and promotional costs associated with the Lexington office opening.

      Operating expenses increased by $810,000 or 23.2% to $4.3 million for the nine months ended March 31, 1999 from $3.5 million for the nine months
ended March 31, 1998.   Salaries and employee benefits increased by
$342,000, of which $124,000 is attributable to the Company's adoption of an Employee Stock Ownership Plan ("ESOP"). Salaries and employee benefits also increased by $72,000 due to expense accruals for supplemental retirement benefits and a Benefit Restoration Plan for the Company's Chief Executive Officer, and $24,000 due to expense accruals for the Company's Recognition and Retention Plan. Salary and employee benefits also increased because of higher commission payments to residential loan originators as a result of higher volumes of lending activity. The remainder of the increase is due to staff hired for the opening of a new branch office in Lexington,
Massachusetts, in November 1998 and normal salary increases.   An increase
in other general and administrative expenses of $357,000 was caused by higher professional fees, liability insurance costs and additional operating costs from operating as a publicly held stock institution, and promotional costs associated with the Lexington office opening. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a publicly held stock institution and the ongoing operating costs of the new Lexington office.

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

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 1999 was 34.8%.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLBB. At March 31, 1999, the Company had borrowings of $20.1 million from the FHLBB.

      At March 31, 1999, the Company had $7.6 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments.
 Certificates of deposit which are scheduled to mature in one year or less totaled $60.4 million at March 31, 1999. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At March 31, 1999, the Company and the Bank exceeded all of their regulatory capital requirements.

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

      The Company and the Bank are utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. All significant reprogramming efforts were complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's and the Bank's primary data processing vendors that plans are being developed to address processing of transactions in the year 2000. Although the Company cannot currently estimate the extent to which any failure to process date information correctly could have a material adverse effect on the Company's business, operations or financial condition, management believes that, if not adequately addressed, such delays, errors or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

      In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has spent approximately $78,000 on Year 2000 related costs to date and estimates that it will spend an additional $75,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company held a Special Meeting of Stockholders (the "Special Meeting") on March 24, 1999. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

       1. Approval of the Mystic Financial, Inc. 1999 Stock Option Plan

            For:          1,395,433
            Against:        147,337
            Abstained:       18,560

      There were no broker held non-voted shares represented at the Special Meeting with respect to this matter.

       2. Approval of the Mystic Financial, Inc. 1999 Recognition and Retention Plan

            For:          1,309,784
            Against:        226,616
            Abstained:       24,930

      There were no broker held non-voted shares represented at the Special Meeting with respect to this matter.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          27.1 Financial Data Schedule

      (b) Reports on Form 8-K

          None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MYSTIC FINANCIAL, INC.

Date: May 14,1999                  By: /s/ Robert H. Surabian
      -----------------                -------------------------------------
                                       Robert H. Surabian
                                       President and Chief Executive Officer

Date: May 14, 1999                 By: /s/ Ralph W. Dunham
      -----------------                -------------------------------------
                                       Ralph W. Dunham
                                       Executive Vice-President, Chief
                                       Financial Officer, and Treasurer