Form 10-K
period 1999-06-30
MYSTIC FINANCIAL INC
filed 1999-09-28
CIK 1044880

----------------------------------------------------------------------------
                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
(Mark One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1999

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
Yes  X       No    .
    ---         ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [X]

      As of August 27, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $30,866,585.

      As of August 27, 1999, 2,444,878 shares of Registrant's common stock were outstanding.

                    Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

----------------------------------------------------------------------------

                           MYSTIC FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                                JUNE 30, 1999

                              TABLE OF CONTENTS

                                   PART I
ITEM 1.   Business                                                        1
ITEM 2.   Properties                                                     27
ITEM 3.   Legal Proceedings                                              27
ITEM 4.   Submission of Matters to a Vote of Security Holders            27

                                   PART II
ITEM 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                           28
ITEM 6.   Selected Financial Data                                        29
ITEM 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     31
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk     44
ITEM 8.   Financial Statements and Supplementary Data                    46
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      46

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant             47
ITEM 11.  Executive Compensation                                         47
ITEM 12.  Security Ownership of Certain Beneficial Owners
           and Management                                                47
ITEM 13.  Certain Relationships and Related Transactions                 47

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                   48

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

      The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices and one educational branch office in Medford, Massachusetts and another full-service office in Lexington, Massachusetts. The Bank's deposits have been federally insured since 1986 and are currently insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank. The Bank has been a member of the Co-operative Central Bank since 1932 and a member of the Federal Home Loan Bank ("FHLB") since 1988. The Bank is subject to comprehensive examination, supervision and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC. This regulation is intended primarily for the protection of depositors and borrowers. The Bank exceeded all of its regulatory capital requirements at June 30, 1999.

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

Market Area

      The Bank's main office and three branch offices are located in Medford, Middlesex County, Massachusetts. The Bank has a full-service office in Lexington, Middlesex County, Massachusetts, which it opened in November, 1998. The city of Medford, containing approximately 60,000 residents, is located approximately seven miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Malden, Everett, Somerville, Stoneham, Winchester and Arlington. The City of Medford is easily accessible from downtown Boston via Interstate 93 and is accessible via other state roads connecting the communities within the Route 128 corridor surrounding Boston. As an established metropolitan suburb, Medford consists mostly of developed single- and multi-family properties within a network of well-maintained neighborhoods. The city of Medford represents the primary market area for deposit and loan generation as most of the Bank's depositors and loan customers live in the areas surrounding the Bank's office locations. The Bank considers its primary market area to be the communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Melrose, Lexington and Bedford, Massachusetts. The economic base of the Bank's market area is diversified and includes a number of financial service institutions, industrial and manufacturing companies, hospitals and other health care facilities and educational institutions. The major employers in the Medford area are Tufts University, Lawrence Memorial Hospital, the City of Medford and Meadow Glen Mall, with approximately 1,600, 1,300, 1,200 and 1,000 employees each, respectively. Management believes that the housing vacancy rate in Medford is very low. The majority of the Bank's lending and deposit activity has historically been in Medford, although the commercial loan department has been largely responsible for expanded business throughout eastern Middlesex County. Middlesex County, located in eastern Massachusetts to the north and west of the city of Boston, is part of the Boston metropolitan area. Based on 1997 Bureau of Labor Statistics, the median household income for Middlesex County was $49,414.

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

Lending Activities

      The Bank originates loans through its three offices located in Medford, and its office in Lexington, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area, consisting of the Massachusetts communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Lexington and Melrose, and the origination of commercial loans secured by commercial real estate and commercial assets within eastern Middlesex County. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans.

      In the past several years, the Bank has made a major commitment to small business commercial lending. The Bank has expanded its commercial lending department with the addition of senior officers with considerable commercial lending expertise and has developed a support staff to run the commercial loan department.

      The Bank's ten largest loans, outstanding as of June 30, 1999, ranged from $873,000 to $2.1 million.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                            At June 30,
                                  --------------------------------------------------------------
                                         1999                  1998                  1997
                                  ------------------    ------------------    ------------------
                                   Amount    Percent     Amount    Percent     Amount    Percent
                                   ------    -------     ------    -------     ------    -------
                                                      (Dollars in thousands)

Residential mortgage loans        $107,216     69.3%    $106,412     76.8%    $  90,203    78.7%
Commercial real estate loans        33,980     22.0       24,475     17.7        17,847    15.6
Commercial loans                     7,109      4.6        4,579      3.3        3,677      3.2
Consumer loans                       1,546      1.0        1,787      1.3        1,655      1.4
Home equity loans                    2,076      1.3        1,716      1.2        1,564      1.4
Construction loans                   7,021      4.6        1,260      0.9          976      0.9
                                  -------------------------------------------------------------
      Total Loans                  158,948    102.8      140,229    101.2      115,922    101.2
Less:
Deferred loan origination fees          12      ---           17      ---           37      ---
Unadvanced principal                 2,899      1.9          383      0.3          340      0.3
Allowance for loan losses            1,348      0.9        1,236      0.9          977      0.9
                                  -------------------------------------------------------------
      Loans, net                  $154,689    100.0%    $138,593    100.0%    $114,568    100.0%
                                  =============================================================

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings located in the Bank's primary market area. As of June 30, 1999, loans on one- to four-family residential properties accounted for 69.3% of the Bank's loan portfolio.

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

      Historically, the Bank has retained all adjustable-rate mortgages it originates. However, in recent years, in order to generate liquidity, the Bank has sold some of these loans. The Bank's adjustable-rate mortgages include limits on increases or decreases of the interest rate of the loan. The interest rate may increase or decrease by 2% per year and 5% over the life of the loan for the Bank's one-year adjustable rate mortgages, by 3% per adjustment period and 6% over the life of the loan for the Bank's three-year adjustable rate mortgages and, by 2% per adjustment period and 5% over the life of the loan for the Bank's five-year adjustable rate mortgages. The Bank also offers an adjustable rate mortgage on which the rate is fixed for the first seven years; thereafter, the loan converts to a one-year adjustable-rate mortgage. The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended June 30, 1999, the Bank originated $10.7 million in adjustable-rate mortgage loans and $36.9 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $13.1 million of fixed-rate loans with terms of greater than 15 years and retained $23.8 million of fixed-rate loans, a majority of which had terms of 15 years or less. Approximately 27% of all loan originations during fiscal 1999 were refinances of loans already in the Bank's loan portfolio. At June 30, 1999, the Bank's loan portfolio included $47.1 million in adjustable-rate one- to four-family residential mortgage loans or 30.5% of the Bank's net loan portfolio, and $60.1 million in fixed-rate one- to four-family residential mortgage loans, or 38.8% of the Bank's net loan portfolio.

      Commercial Real Estate Loans. At June 30, 1999, the Bank's commercial real estate loan portfolio consisted of 115 loans, totaling $34.0 million, or 22.0% of net loans. The Bank's largest loan is a commercial real estate loan with an outstanding balance of $2.1 million at June 30, 1999 secured by 78 residential apartment units in Medford and Malden, Massachusetts. Commercial real estate loans are administered by the commercial loan department as described below under "Commercial Loans."

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

      Commercial Loans. In the past several years, the Bank has made a major commitment to small business commercial lending. The Bank has worked to develop a niche of making commercial loans to companies which have from $500,000 to $15 million in sales and has recently become an approved lender of the Small Business Administration. At June 30, 1999, the Bank's commercial loan portfolio consisted of 143 loans, totaling $7.1 million, or 4.6% of net loans.

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

      Consumer Loans. The Bank's consumer loans consist of share secured loans, and other consumer loans, including automobile loans and credit card loans. At June 30,1999, the consumer loan portfolio totaled $1.5 million or 1.0% of net loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Consumer loans generally do not exceed $25,000 individually.

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

      The Bank makes unsecured credit card loans generally up to $5,000 at fixed rates of interest. At June 30, 1999, the Bank had 796 unsecured credit card loans totaling $367,000.

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

      Home Equity Loans. The Bank also originates home equity loans which are loans secured by available equity based on the appraised value of owner-occupied one- to four-family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates and fixed rates. The adjustable interest rate is the prime rate as reported in the Wall Street Journal. Fixed rate home equity loans have terms of ten years or less and adjustable rate home equity loans have terms of 15 years or less with up to a five year final payment if the loan is not fully amortized at the end of the 15 year term. At June 30, 1999, the Bank had $2.1 million in home equity loans with unused credit available to existing borrowers of $2.2 million.

      Construction Loans. In November 1998, the Bank hired an experienced commercial loan officer who specializes in construction lending. The Bank engages in construction lending for the construction of single family residences and commercial properties. Most are construction loans to developers for the construction of single family housing developments. There are also three loans for the construction of two day care centers and an addition to a commercial building, totaling $4.0 million. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Because payment on loans secured by construction properties are dependent upon the sale of completed homes or the successful operation of the completed property, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy.

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 60 days. At June 30, 1999, the Bank had $6.9 million in loan commitments outstanding, all for the origination of one- to four-family residential real estate loans, home equity loans, commercial loans and commercial real estate loans. In addition, unadvanced funds on lines of credit and credit card loans were $7.9 million on June 30, 1999.

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

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At June 30, 1999, the amount of net deferred loan origination fees was $12,000.

      Loan Maturities. The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                                       At June 30, 1999
                                     -----------------------------------------------------------------------------------
                                     Residential    Commercial
                                      Mortgage      Real Estate    Construction    Commercial    Consumer
                                      Loans(1)         Loans          Loans           Loans        Loans     Total Loans
                                     -----------    -----------    ------------    ----------    --------    -----------
                                                                        (In thousands)

Total loans scheduled to mature:
  In one year of less                 $     38        $   ---         $5,806         $3,249       $   44      $  9,137
  After 1 year through 5 years           1,580            395          1,215          2,554        1,053         6,797
  Beyond 5 years                       107,674         33,585            ---          1,306          449       143,014
                                      --------------------------------------------------------------------------------
      Total                           $109,292        $33,980         $7,021         $7,109       $1,546      $158,948
                                      ================================================================================

Loan balance by type scheduled
 to mature after 1 year:
  Fixed-rate                          $ 60,789        $ 2,997         $  ---         $2,554       $1,502      $ 67,842
  Adjustable rate                       48,465         30,983          1,215          1,306          ---        81,969

--------------------
<F1>  For purposes of this schedule, home equity loans, revolving and fixed rate, have been included in residential mortgage loans.

      Originations and Sales of Loans. The Bank is a qualified seller/servicer for FNMA. Beginning in 1987, the Bank began to sell a portion of its fixed-rate loans with terms in excess of 15 years to FNMA. All of the Bank's sales to FNMA have been made with servicing retained on the loans. At June 30, 1999, the Bank was servicing $22.6 million in loans for FNMA. Depending upon market conditions, the Bank retains a portion of its fixed rate loans from time to time. In addition, the Bank has also sold loans to other private investors. At June 30, 1999, the Bank was servicing $2.3 million of such loans.

      Originations for the year ended June 30, 1999 have continued to increase due to the addition of a mortgage loan originator and a second commercial lending officer. Loan sales were reduced during the same period as the Bank borrowed from the FHLB to fund loan originations. Historically, the Bank has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans and commercial real estate loans.

      The following table sets forth information with respect to originations and sales of loans during the periods indicated.


                                                     Years Ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
                                                        (In thousands)

Beginning balance                              $138,593    $114,568    $ 94,760
                                               --------------------------------
  Mortgage originations                          47,662      43,141      28,423
  Consumer loan originations                      2,494       2,218         959
  Commercial real estate loan originations       13,713       6,338      10,573
  Commercial loan originations                    5,313       3,680       4,771
  Commercial construction loan originations       3,080         ---         ---
  Loan participations repurchased                   ---       1,914         ---
                                               --------------------------------
      Total loans originated and purchased       72,262      57,291      44,726
                                               --------------------------------
Less:
  Amortization and payoffs                       42,901      27,675      15,055
  Provision for loan losses                         145         245         272
  Total loans sold                               13,120       5,346       8,750
  Loan participations sold                          ---         ---         841
                                               --------------------------------
Ending balance                                 $154,689    $138,593    $114,568
                                               ================================

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Security Committee of the Board of Directors perform a monthly review of all delinquent loans and loans are placed on a non-accrual status when loans are 90 days past due or, in the opinion of management, the collection of principal and interest are doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments larger than $25,000, that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Senior Lending Officer for Commercial Loans, Senior Loan Officer for Mortgage Lending, Chief Financial Officer, Chief Executive Officer, and Mortgage Servicing Officer (the "Watch-List Committee"), who meet periodically to discuss the status of the loans on the Watch-List and to add or delete loans from the list. The Directors can request that a loan relationship be placed on Watch-List status.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's problem assets and loans at the dates indicated.


                                                              Years Ended June 30,
                                                          ----------------------------
                                                           1999       1998       1997
                                                           ----       ----       ----
                                                             (Dollars in thousands)

Loans 30-89 days past due
  (Not included in non-performing loans)                  $1,685     $1,374     $1,708
Loans 30-89 days past due as a percentage of net loans      1.09%       .99%      1.49%

Non-performing loans (90 days past due)                   $  ---     $  150     $  365
Foreclosed real estate                                       ---        ---        ---
                                                          ----------------------------
      Total non-performing assets                         $  ---     $  150     $  365
                                                          ============================

Non-performing loans as a percent of net loans              0.00%      0.11%      0.32%
Non-performing assets as a percent of total assets          0.00%      0.08%      0.24%

      At June 30, 1999, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the FDIC. At June 30, 1999, the Bank had no assets classified as doubtful, loss, or substandard.

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

      The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.


                                                                      Years Ended June 30,
                                                               ----------------------------------
                                                                 1999         1998         1997
                                                                 ----         ----         ----
                                                                     (Dollars in thousands)

Average loans, net                                             $144,663     $124,971     $103,223
                                                               ==================================
Period-end net loans                                           $154,689     $138,593     $114,568
                                                               ==================================

  Allowance for loan losses at beginning of period             $  1,236     $    977     $    742
  Provision charged to operations                                   145          245          272

Recoveries:
Real estate mortgage:
  Residential                                                       ---          ---          ---
  Commercial                                                        ---          ---          ---
Commercial loans                                                    ---          ---          ---
Consumer and home equity                                              3           16           20
Construction                                                        ---          ---          ---
                                                               ----------------------------------
      Total recoveries                                                3           16           20
                                                               ----------------------------------

Loans charged-off:
Real estate-mortgage:
  Residential                                                       ---          ---          ---
  Commercial                                                        ---          ---          (24)
Commercial loans                                                     (2)         ---          ---
Consumer and home equity                                            (34)          (2)         (33)
Construction                                                        ---          ---          ---
                                                               ----------------------------------
  Loans charged-off                                                 (36)          (2)         (57)
                                                               ----------------------------------

  Allowance for loan losses at end of period                   $  1,348     $  1,236     $    977
                                                               ==================================

Ratios:
  Allowance for loan losses to period end net loans                0.87%        0.89%        0.85%
  Allowance for loan losses to non-performing loans                 N/A       824.00%      267.67%

  Net charge-offs (recoveries) to average loans, net               0.02%       (0.01)%       0.04%
  Net charge-offs (recoveries) to allowance for loan losses        2.45%       (1.13)%       3.79%

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                    At June 30,
                                   -----------------------------------------------------------------------------
                                             1999                       1998                       1997
                                   -----------------------    -----------------------    -----------------------
                                               Percent of                 Percent of                 Percent of
                                             Loans in Each              Loans in Each              Loans in Each
                                              Category to                Category to                Category to
                                   Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                   ------    -------------    ------    -------------    ------    -------------
                                                               (Dollars in thousands)

Real estate - mortgage:
  Residential                      $  563         67.4%       $  559         75.8%        $542         77.8%
  Commercial                          592         21.4           531         17.5          338         15.4
Commercial loans                      133          4.5           100          3.3           75          3.2
Consumer and home equity               15          2.3            46          2.5           22          2.8
Construction                           45          4.4           ---          0.9          ---          0.8
                                   ------------------------------------------------------------------------
Total allowance for loan losses    $1,348        100.0%       $1,236        100.0%        $977        100.0%
                                   ========================================================================


Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At June 30, 1999, the Bank's liquidity ratio was 32.2%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

      Available for sale securities are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income. Held-to-maturity securities are carried at amortized cost. Substantially all purchases of investment securities conform to the Company's interest rate risk policy. The following table sets forth the Company's investment securities at the dates indicated.


                                                              At June 30,
                                  -------------------------------------------------------------------
                                         1999                    1998                    1997
                                  -------------------     -------------------     -------------------
                                  Amortized     Fair      Amortized     Fair      Amortized     Fair
                                     Cost       Value        Cost       Value        Cost       Value
                                  ---------     -----     ---------     -----     ---------     -----
                                                             (In thousands)

Securities available for sale:
------------------------------
Marketable equity securities       $ 2,287     $ 3,247     $ 2,544     $ 3,222     $ 3,543     $ 3,819
U.S. Government and Federal
 Agency obligations                 24,323      24,027      11,540      11,527         ---         ---
Other bonds and obligations          4,556       4,498         ---         ---         ---         ---
                                   -------------------------------------------------------------------
      Total                         31,166      31,772      14,084      14,749       3,543       3,819
                                   -------------------------------------------------------------------
Securities held to maturity:
----------------------------
U.S. Government and Federal
 Agency obligations                    500         501       9,498       9,510      14,976      14,908
Other bonds and obligations          1,000       1,001       2,508       2,520       2,528       2,523
                                   -------------------------------------------------------------------

      Total                          1,500       1,502      12,006      12,030      17,504      17,431
                                   -------------------------------------------------------------------

      Total                        $32,666     $33,274     $26,090     $26,779     $21,047     $21,250
                                   ===================================================================

      The following table sets forth the scheduled maturities, carrying values and average yields for the Company's debt securities at June 30, 1999.


                                                                          June 30, 1999
                                  --------------------------------------------------------------------------------------------
                                    One Year or Less        One to Five Years       Five to Ten Years            Totals
                                  --------------------    --------------------    --------------------    --------------------
                                  Amortized    Average    Amortized    Average    Amortized    Average    Amortized    Average
                                     Cost       Yield        Cost       Yield        Cost       Yield        Cost       Yield
                                  ---------    -------    ---------    -------    ---------    -------    ---------    -------
                                                                      (Dollars in thousands)

Securities available for sale:
------------------------------
U.S. Government and  Federal
 Agency obligations                 $  ---      ---        $22,827      5.94%       $1,496      6.97%      $24,323      6.01%
Other bonds and obligations            677      7.16%        3,342      6.78%          537      7.53%        4,556      6.92%
                                    ------                 -------                  ------                 -------
      Total                         $  677      7.16%      $26,169      6.05%       $2,033      6.92%      $28,879      6.15%
                                    ======                 =======                  ======                 =======
Securities held to maturity:
----------------------------
U.S. Government and  Federal
 Agency obligations                 $  500      5.50%      $   ---       ---        $  ---       ---       $   500      5.50%
Other bonds and obligations          1,000      6.41%          ---       ---           ---       ---         1,000      6.41%
                                    ------                 -------                  ------                 -------
      Total                         $1,500      6.11%      $   ---       ---        $  ---       ---       $ 1,500      6.11%
                                    ======                 =======                  ======                 =======

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

      During the past two years, there has been an increase in demand deposit and NOW accounts, resulting from the increase in commercial customers during this time period. NOW account balances are volatile due to a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in deposit account balances, particularly at month-ends.

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.


                                                      At June 30,
                           -----------------------------------------------------------------
                                   1999                   1998                   1997
                           -------------------    -------------------    -------------------
                            Amount     Percent     Amount     Percent     Amount     Percent
                            ------     -------     ------     -------     ------     -------
                                                (Dollars in thousands)

Savings deposits           $ 40,903     25.4%     $ 40,460     27.9%     $ 40,794     31.6%
NOW accounts                 29,361     18.3        34,208     23.6        17,975     13.9
Money market deposits         7,020      4.4         6,256      4.3         6,489      5.0
Demand deposits               8,556      5.3         6,603      4.6         4,910      3.8
Certificates of deposit      75,027     46.6        57,239     39.6        59,135     45.7
                           ---------------------------------------------------------------
      Total deposits       $160,867    100.0%     $144,766    100.0%     $129,303    100.0%
                           ===============================================================

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1999.


          Maturity Period    Certificates of Deposit     Rate
          ---------------    -----------------------     ----
                         (Dollars in thousands)

            0-3 months               $ 3,488            4.77%
            3-6 months                 3,419            4.90
            6-12 months                6,569            5.10
            1-2 years                  2,427            5.21
            2-3 years                    122            5.25
            over 3 years                 120            6.25
                                     -------
            Total                    $16,145            5.01%
                                     =======

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by the Bank's stock in the FHLB, the Bank's deposits at the FHLB and a portion of the Bank's mortgage loans and investment securities. The Bank had FHLB advances of $19.0 million outstanding at June 30, 1999.

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

Personnel

      As of June 30, 1999, the Bank had 52 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                         FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following is intended only as a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For federal income tax purposes, the Company and the Bank file consolidated income tax returns and report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

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

      Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT")on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

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

State and Local Taxation

      Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.95% of federal taxable income, adjusted for certain items. It is anticipated that this rate will be gradually reduced over the next few years so that the Bank's tax rate will become 10.5% by June 30, 2000. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. No deductions, however, are allowed for dividends received until July 1, 1999. In addition, carryforwards and carrybacks of net operating losses are not allowed.

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

Federal Banking Regulations

      Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points and therefore are required to have a ratio of Tier 1 capital to total assets of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less most intangible assets.

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

      The following table shows the Company's and the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at June 30, 1999.


                                                                                       Minimum
                                                                                      To Be Well
                                                                   Minimum        Capitalized Under
                                                                   Capital        Prompt Corrective
                                               Actual            Requirement      Action Provisions
                                          ----------------    ----------------    -----------------
                                          Amount     Ratio    Amount     Ratio    Amount     Ratio
                                          ------     -----    ------     -----    ------     -----
                                                           (Dollars in thousands)

Total Capital to Risk Weighted Assets
  Consolidated                            $35,006    27.3%    $10,255     8.0%        N/A     N/A
  Bank                                     24,388    19.2      10,143     8.0     $12,679    10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                             33,658    26.2       5,127     4.0         N/A     N/A
  Bank                                     23,040    18.1       5,072     4.0       7,609     6.0
Tier I Capital to Average Assets
  Consolidated                             33,658    16.0       8,387     4.0         N/A     N/A
  Bank                                     23,040    11.4       8,046     4.0      10,057     5.0

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

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets equal to or less than 2%. See "-Prompt Corrective Action." The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

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

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. For the third and fourth quarter of 1999, the rates of assessment for the FICO bonds is 0.0116% and 0.0184% for BIF-assessable deposits and 0.0588% and 0.0580% for SAIF-assessable deposits. For the third and fourth quarters of 1999, the rates of assessment for FICO bonds is 0.0116% and 0.0184% for BIF-assessable deposits and 0.0588 for SAIF-assessable deposits.

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

      Transactions with Affiliates and Insiders of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act, as an affiliate for purposes of Sections 23A and 23B. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, any covered transaction and certain other transactions, including the sale of assets or purchase of services, between a bank and any of its affiliates must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate. Further, most loans by a bank to its affiliate must be supported by collateral in amounts ranging from 100 to 130 percent of the loan amounts.

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

      State chartered non-member banks are further subject to the requirements and restrictions of 12 U.S.C. [SECTION]1972 on certain tying arrangements and extensions of credit by correspondent banks. Specifically, this statute (i) prohibits a depository institution from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) also prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

      Real Estate Lending Policies. FDIC regulations require that state-chartered non-member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of core capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the bank receives the highest rating on the CAMELS financial institutions rating system) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the CAMELS rating system) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, core capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." At June 30, 1999, the Bank was categorized as "well capitalized."

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

      The CRA regulations establish an assessment system that bases a bank's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and
(c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small banks would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small bank" is defined as including banks with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1 billion, which would include the Bank.

Holding Company Regulation

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act (the "BHCA"), as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of June 30, 1999, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1999, of $1,080,000.

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

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3% on the first $46.5 million of net transaction accounts (subject to an exemption for the first $4.9 million), plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

Federal Securities Laws

      The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2.  PROPERTIES

      The following table sets forth certain information at June 30, 1999 regarding the Bank's office facilities, which are owned by the Bank, with the exception of the High School Educational Branch and Lexington office, which are leased, and certain other information relating to its property at that date.


                                                       Year      Square        Net Book
                                                    Completed    Footage         Value
                                                    ---------    -------       --------
                                                                            (In thousands)

Main Office            60 High Street                  1931       7,000         $1,098
                       Medford, MA 02155
West Medford Office    430 High Street                 1970       2,500             22
                       Medford, MA 0215
Salem Street Office    201 Salem Street                1995       3,500            920
                       Medford, MA 02155
Lexington Office       1793 Massachusetts Avenue       1998       2,500            138
                       Lexington, MA 02420
High School            489 Winthrop Street             1986         500            ---
Educational Branch     Medford, MA 02155                                        ------
    Net Book Value                                                              $2,178
                                                                                ======

      The Bank also owns an office building adjacent to its main office, located at 66 High Street, Medford, MA 02155, which had a net book value of $1.7 million at June 30, 1999. The Bank uses a portion of the top floor of this building to house some of its administrative and clerical services and leases the remaining space to third-party tenants.

      At June 30, 1999, the net book value of the Bank's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $479,000. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MYST." The table below shows the high and low sales price during the periods indicated. The Bank's common stock began trading on January 8, 1998, the date of the Conversion and initial public offering. At June 30, 1999, the last trading date in the Company's fiscal year, the Company's common stock closed at $11.875. At September 3, 1999, there were 2,444,878 shares of the Company's common stock outstanding, which were held of record by approximately 1,014 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

      On July 14, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $.06 per share of common stock, which was paid on August 17, 1999 to shareholders of record on July 30, 1999. On April 14, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $.06 per share of common stock, which was paid on May 17, 1999 to shareholders of record on April 30, 1999. On January 13, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share of common stock, which was paid on February 17, 1999 to shareholders of record on January 29, 1999. On October 14, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share of common stock, which was paid on November 18, 1998 to shareholders of record on October 30,1998. On July 8, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share of common stock, which was paid on August 14, 1998 to shareholders of record on July 30, 1998. On April 8, 1998 the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share of common stock, which was paid on May 15, 1998 to shareholders of record on April 30, 1998.

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


                                                Price Range       Dividends
                                            ------------------    ---------
             Quarter Ended                    High       Low
             -------------                    ----       ---

Fiscal year ended June 30, 1998:
  Fourth Quarter ended June 30, 1998        $18.750    $13.875      $0.05
  Third Quarter ended March 31, 1998 (1)     18.625     14.500        ---
Fiscal year ended June 30, 1999:
  Fourth Quarter ended June 30, 1999         12.875     10.000       0.06
  Third Quarter ended March 31, 1999         12.250     11.625       0.05
  Second Quarter ended December 31, 1998     13.875      9.688       0.05
  First Quarter ended September 30, 1998     14.875     10.750       0.05

--------------------
<F1>  Third quarter data is for the period of January 8, 1998 to March 31,
      1998.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning the Company at the dates and for the years indicated. The following data is qualified in its entirety by the detailed information and consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.


                                                          At or for the Years Ended June 30,
                                              ----------------------------------------------------------
                                                 1999         1998        1997        1996        1995
                                                 ----         ----        ----        ----        ----
                                                     (Dollars in thousands, except per share data)

Balance sheet data:
  Total assets                                $  215,214    $199,049    $149,653    $131,366    $124,966
  Loans, net                                     154,689     138,593     114,568      94,760      80,217
  Investment securities:
    Available for sale                            31,772      14,749       3,819       1,568       1,463
    Held to maturity                               1,500      12,006      17,504      16,926      25,051
  Deposits                                       160,867     144,766     129,303     119,634     113,825
  Borrowings                                      18,978      16,505       7,532         ---         ---
  Total stockholders' equity                      34,052      36,127      11,940      10,949      10,366
Asset quality data:
  Non-performing loans                               ---         150         365         622         868
  Allowance for loan losses                        1,348       1,236         977         742         757
  Foreclosed real estate                      $      ---    $    ---    $    ---    $    ---    $    104
Number of:
  Mortgage loans outstanding                       1,626       1,548       1,384       1,329       1,236
  Deposit accounts                                19,644      18,920      18,809      18,465      17,753
  Full-service offices                                 4           3           3           3           2
Number of employees:
  Full-time                                           52          48          44          42          40
  Part-time                                           21          21          22          22          15
Statement of income data:
  Interest and dividend income                $   13,745    $ 12,210    $  9,899    $  8,928    $  8,165
  Interest expense                                 6,221       5,648       4,911       4,569       3,885
                                              ----------------------------------------------------------
  Net interest income                              7,524       6,562       4,988       4,359       4,280
  Provision for loan losses                          145         245         272         100         100
                                              ----------------------------------------------------------
  Net interest income after provision
   for loan losses                                 7,379       6,317       4,716       4,259       4,180
  Other income                                     1,136       1,035         882         658         536
  Operating expenses                               6,042       4,774       4,330       3,878       3,576
                                              ----------------------------------------------------------
  Income before income taxes                       2,473       2,578       1,268       1,039       1,140
  Provision for income taxes                         971       1,031         527         440         480
                                              ----------------------------------------------------------
  Net income                                  $    1,502    $  1,547    $    741    $    599    $    660
                                              ==========================================================
Per share data:
  Weighted average shares outstanding          2,375,440         N/A         N/A         N/A         N/A
  Basic earnings per share                    $     0.63         N/A         N/A         N/A         N/A
  Cash dividends paid per share                     0.21    $   0.05         N/A         N/A         N/A
  Book value per share                             15.06       14.50         N/A         N/A         N/A
Selected operating ratios:
  Interest rate spread(1)                           3.26%       3.54%       3.63%       3.48%       3.57%
  Net interest margin(2)                            3.96        4.05        3.84        3.67        3.73
  Return on average assets                          0.75        0.90        0.54        0.48        0.55
  Return on average equity                          4.29        6.70        6.40        5.53        6.46
  Operating expenses as a percent of
   average total assets                             3.01        2.79        3.15        3.08        2.97
  Efficiency ratio(3)                              69.77       62.84       73.76       77.30       74.25
Asset quality ratios:
  Non-performing loans as a percent
   of net loans                                     0.00        0.11        0.32        0.66        1.08
  Non-performing assets as a percent
   of total assets                                  0.00        0.08        0.24        0.47        0.78
  Allowance for loan losses as a percent
   of non-performing loans                           N/A      824.00      267.67      119.29       87.21
  Net charge-offs (recoveries) to
   average loans                                    0.02       (0.01)       0.04        0.13        0.12
Capital ratios:
  Average equity to average assets                 17.48       13.48        8.42        8.60        8.47
  Regulatory Tier I leverage capital ratio         16.05       19.07        8.08        8.51        8.45
  Total equity to total assets                     15.82       18.15        7.98        8.33        8.30

--------------------
<F1>  Interest rate spread represents the difference between weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F2>  Net interest margin represents net interest income divided by average interest-earning assets.
<F3>  Operating expenses divided by the sum of net interest income and other income.

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

      The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and on borrowings from the Federal Home Loan Bank of Boston (the "FHLB"). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. The Bank regularly sells fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLB to match-fund the maturity or repricing interval of several larger commercial real estate mortgages. At June 30, 1999, the Bank's loan portfolio included $47.1 million of adjustable-rate one-to four-family mortgage loans, $30.9 million of adjustable-rate commercial real estate loans, $3.1 million of adjustable-rate or short-term commercial loans, and $2.1 million of adjustable-rate home equity loans. Together, these loans represent 53.8% of the Bank's net loans at June 30, 1999. See "Business-Lending Activities."

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

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999 which are expected to mature or reprice in each of the time periods shown. In the table, investment securities held to maturity are presented at amortized cost; other interest-earning assets include marketable equity securities, FHLB stock, due from Co-operative Central Bank, federal funds sold and other short-term investments; fixed rate one-to four-family loans, adjustable rate one-to four-family loans, commercial real estate loans, and commercial loans do not include any amortization or prepayment amounts. Money market accounts, NOW accounts, regular and other deposits are shown to mature or reprice within a three month time period based on the contractual status of each type of account.


                                                                     At June 30, 1999
                            ---------------------------------------------------------------------------------------------------
                                           Over Three    Over Six Months   Over One        Over Three
                            Three Months   Through Six   Through One       Through Three   Through Seven   Over Seven
                            or less        Months        Year              Years           Years           Years          Total
                            ------------   -----------   ---------------   -------------   -------------   ----------     -----
                                                                  (Dollars in thousands)

Interest-earning assets:
  Investment securities held
   to maturity                $    500      $    500        $    500         $    ---        $    ---       $   ---     $  1,500
  Investment securities
   available for sale,
   at fair value                10,456         2,481           5,413            6,475           3,700           ---       28,525
  Other interest-earning
   assets                       17,535           ---             ---              ---             ---           ---       17,535
  Adjustable-rate one- to
   four-family loans             1,525         2,702           4,041           12,298          26,557           ---       47,123
  Fixed-rate one- to four-
   family loans                     16             1              21              263           1,901        57,891       60,093
  Commercial real estate
   loans                           485         1,809           4,084            7,918          17,764         1,920       33,980
  Commercial loans               4,068             4              64            1,128           1,845           ---        7,109
  Home equity loans              2,076           ---             ---              ---             ---           ---        2,076
  Consumer loans                   510           685             351              ---             ---           ---        1,546
  Construction loans, net          ---           ---           2,907            1,215             ---           ---        4,122
                              --------------------------------------------------------------------------------------------------
    Total interest-earning
     assets                     37,171         8,182          17,381           29,297          51,767        59,811      203,609
                              --------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Certificates of deposit       16,703        17,033          28,364           12,485             442           ---       75,027
  Money market accounts          7,020           ---             ---              ---             ---           ---        7,020
  NOW accounts                  29,361           ---             ---              ---             ---           ---       29,361
  Regular and other deposits    40,903           ---             ---              ---             ---           ---       40,903
  FHLB borrowings                  ---         1,200           1,200            2,950           7,500         6,128       18,978
                              --------------------------------------------------------------------------------------------------
    Total interest-bearing
     liabilities                93,987        18,233          29,564           15,435           7,942         6,128      171,289
                              --------------------------------------------------------------------------------------------------

Interest rate sensitivity
 gap                          $(56,816)     $(10,051)       $(12,183)        $ 13,862        $ 43,825       $53,683     $ 32,320
                              ==================================================================================================
Cumulative interest rate
 sensitivity gap              $(56,816)     $(66,867)       $(79,050)        $(65,188)       $(21,363)      $32,320     $ 32,320
                              ==================================================================================================

Cumulative ratio of
 interest-earning assets to
 interest-bearing liabilities     39.5%         40.4%           44.2%            58.5%           87.1%        118.9%       118.9%
Ratio of cumulative interest
 rate sensitivity gap to
 total interest-earning
 assets                          (27.9)%       (32.8)%         (38.8)%          (32.0)%         (10.5)%        15.9%        15.9%
Ratio of cumulative interest
 rate sensitivity gap to
 total assets                    (26.4)%       (31.1)%         (36.7)%          (30.3)%          (9.9)%        15.0%        15.0%

      Management believes the current one-year gap of negative 36.7% presents a risk to the net interest income should a sustained increase occur in the current level of interest rates. If interest rates increase, the Bank's negative one-year gap should cause the net interest margin to decrease. A conservative interest rate risk-gap policy provides a stable net interest income margin. Accordingly, management emphasizes a structured schedule of investment securities with greater emphasis on maturities and repricings within one year. It is possible that the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors.

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


                                                                         Years Ended June 30,
                                    ---------------------------------------------------------------------------------------------
                                                 1999                            1998                            1997
                                    -----------------------------   -----------------------------   -----------------------------
                                               Interest   Average              Interest   Average              Interest   Average
                                    Average     Earned     Yield/   Average     Earned     Yiled/   Average     Earned     Yield/
                                    Balance    or Paid     Rate     Balance    or Paid     Rate     Balance    or Paid     Rate
                                    -------    --------   -------   -------    --------   -------   -------    -------    -------
                                                                        (Dollars in thousands)

Interest-earning assets:
  Loans, net                        $144,663   $11,377     7.86%    $124,971   $10,183     8.15%    $103,223   $8,397      8.13%
  Investments                         25,077     1,388     5.53%      22,318     1,248     5.59%      20,686    1,208      5.84%
  Other earning assets(1)             20,282       980     4.83%      14,886       779     5.23%       5,896      294      4.99%
                                    ------------------              ------------------              -----------------
    Total interest-earning assets    190,022    13,745     7.23%     162,175    12,210     7.53%     129,805    9,899      7.63%
                                               -------                         -------                         ------
  Cash and due from banks              3,999                           2,908                           2,188
  Other assets                         6,438                           6,151                           5,638
                                    --------                        --------                        --------
    Total assets                    $200,459                        $171,234                        $137,631
                                    ========                        ========                        ========
Interest-bearing liabilities:
  Regular and other deposits        $ 40,630       991     2.44%    $ 43,108     1,118     2.59%    $ 40,419    1,114      2.76%
  Now accounts                        23,297       379     1.63%      21,608       349     1.62%      15,710      281      1.79%
  Money market deposits                6,745       172     2.55%       6,577       173     2.63%       6,070      157      2.59%
  Certificates of deposit             67,464     3,575     5.30%      57,990     3,258     5.62%      57,223    3,148      5.50%
                                    ------------------              ------------------              -----------------
    Total interest-bearing
     deposits                        138,136     5,117     3.70%     129,283     4,898     3.79%     119,422    4,700      3.94%
  FHLB borrowings                     18,620     1,104     5.93%      12,231       750     6.13%       3,289      211      6.42%
                                               -------                         -------                         ------
    Total interest-bearing
     liabilities                     156,756     6,221     3.97%     141,514     5,648     3.99%     122,711    4,911      4.00%
Demand deposit accounts                7,530                           5,763                           3,056
Other liabilities                      1,134                             871                             277
                                    --------                        --------                        --------
  Total liabilities                  165,420                         148,148                         126,044
Stockholders' equity                  35,039                          23,086                          11,587
                                    --------                        --------                        --------
  Total liabilities and
   stockholders' equity             $200,459                        $171,234                        $137,631
                                    ========                        ========                        ========

Net interest income                            $ 7,524                         $ 6,562                         $4,988
                                               =======                         =======                         ======
Interest rate spread                                       3.26%                           3.54%                           3.63%
Net interest margin                                        3.96%                           4.05%                           3.84%
Interest-earning assets/
 interest-bearing liabilities           1.21x                           1.15x                           1.06x

--------------------
<F1>  Other earning assets include Bank Investment Fund Liquidity Fund,
      FHLB overnight deposits, federal funds sold, the Co-operative Central
      Reserve Fund and money market accounts.

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


                                          Year Ended June 30,          Year Ended June 30,
                                              1999 vs 1998                 1998 vs 1997
                                          Increase (decrease)          Increase (decrease)
                                       -------------------------    --------------------------
                                                 Due to                        Due to
                                       -------------------------     -------------------------
                                       Rate      Volume    Total     Rate      Volume    Total
                                       ----      ------    -----     ----      ------    -----
                                                            (In thousands)

Interest and dividend income:
  Loans, net                           $(364)    $1,558    $1,194    $  21     $1,765    $1,786
  Investments                            (12)       152       140      (53)        93        40
  Other earning assets                   (63)       264       201       15        470       485
                                       --------------------------------------------------------
      Total                             (439)     1,974     1,535      (17)     2,328     2,311
                                       --------------------------------------------------------
Interest expense:
  Deposits                              (111)       330       219     (183)       381       198
  Borrowed funds                         (26)       380       354       (9)       548       539
                                       --------------------------------------------------------
      Total                             (137)       710       573     (192)       929       737
                                       --------------------------------------------------------
      Change in net interest income    $(302)    $1,264    $  962    $ 175     $1,399    $1,574
                                       ========================================================

Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 1999 and June 30, 1998

      The Company's total assets amounted to $215.2 million at June 30, 1999 compared to $199.0 million at June 30, 1998, an increase of $16.2 million or 8.1%. The increase in total assets is primarily attributable to an increase in net loans of $16.1 million and an increase in investment securities of $6.6 million, partially offset by a decrease in cash and cash equivalents of $7.3 million.

     Cash and cash equivalents was $18.7 million at June 30, 1999 compared to $26.0 million at June 30, 1998. Cash and cash equivalents decreased at June 30, 1999 due to a decrease of $5.1 million in federal funds sold to $11.7 million at June 30, 1999 from $16.8 million at June 30, 1998. The decrease in federal funds sold was caused by a decrease in the liquidity needed for a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances, particularly at month-ends.

      Net loans increased by $16.1million or 11.6% to $154.7 million or 71.9% of total assets at June 30, 1999 as compared to $138.6 million or 69.6% of total assets at June 30, 1998 as the Bank continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans. Investment securities held by the Company increased by $6.6 million or 23.8% to $34.4 million at June 30, 1999 from $27.8 million at June 30, 1998. The increase in the Company's investment portfolio reflects the Company's decision to invest a greater portion of its assets in short and medium term investment securities.

      Total deposits increased by $16.1 million or 11.1% to $160.9 million at June 30, 1999 from $144.8 million at June 30, 1998. The increase occurred primarily in certificates of deposit as a result of deposit promotions and the opening of the Bank's new office in Lexington, Massachusetts in November 1998.

     Total borrowings increased by $2.5 million to $19.0 million at June 30, 1999 from $16.5 million at June 30, 1998. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Bank has secured longer-term borrowed funds with original maturities ranging up to 15 years in order to fund longer-term assets and improve its interest rate risk.

      Stockholders' equity decreased by $2.1 million to $34.0 million at June 30, 1999 from $36.1 million at June 30, 1998 because of an increase in treasury stock of $3.5 million resulting from the repurchase of common stock, dividends paid of $547,000, and a reduction in the net unrealized gain on securities available for sale of $38,000, offset by net income of $1.5 million and a reduction in unearned ESOP shares of $494,000.

Comparison of the Operating Results for the Years Ended June 30, 1999 and
1998

      Net Income. Net income was $1,502,000 for the year ended June 30, 1999 as compared to $1,547,000 for the year ended June 30, 1998. This $45,000 decrease in net income during the period was the result of an increase of $1.1 million in net interest income after provision for loan losses and an increase in other income of $101,000, offset by an increase in operating expenses of $1.3 million. The return on average assets for the year ended June 30, 1999 was .75% compared to .90% for the year ended June 30, 1998. The return on average equity for the year ended June 30, 1999 was 4.29% compared to 6.70% for the year ended June 30, 1998.

      Interest Income. Total interest and dividend income increased by $1.5 million or 12.6% to $13.7 million for the year ended June 30, 1999 from $12.2 million for the year ended June 30, 1998. The increase in interest income was primarily the result of a higher level of loans, investment securities, and other earning assets. The average balance of net loans for the year ended June 30, 1999 was $144.7 million compared to $125.0 million for the year ended June 30, 1998. The average yield on net loans was 7.86% for the year ended June 30, 1999 compared to 8.15% for the year ended June 30, 1998.

      Interest Expense. Total interest expense increased by $573,000 or 10.1% to $6.2 million for the year ended June 30, 1999 from $5.6 million for the year ended June 30, 1998. The reason for the increase in interest expense was the increase in the overall deposit balances as well as an increase in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $8.9 million or 6.8% to $138.1 million for the year ended June 30, 1999. Average borrowings increased by $6.4 million to $18.6 million for the year ended June 30, 1999 from $12.2 million for the year ended June 30, 1998. The average rate on interest bearing deposits decreased 9 basis points to 3.70% for the year ended June 30, 1999 from 3.79% for the year ended June 30, 1998, while the average rate on borrowed funds decreased 20 basis points to 5.93% from 6.13% during the same period.

      Net Interest Income. Net interest income for the year ended June 30, 1999 was $7.5 million as compared to $6.6 million for the year ended June 30, 1998. The $962,000 or 14.7% increase is attributed to the $1.5 million increase in interest and dividend income partially offset by the $573,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 30 basis points to 7.23% for the year ended June 30, 1999 from 7.53% for the year ended June 30, 1998, while the average cost on interest-bearing liabilities decreased by 2 basis points to 3.97% for the year ended June 30, 1999 from 3.99% for the year ended June 30, 1998. As a result, the interest rate spread decreased to 3.26% for the year ended June 30, 1999 from 3.54% for the year ended June 30, 1998. The interest rate spread declined due to interest rates on interest-earning assets falling more quickly than interest rates on interest-bearing liabilities during a period of generally falling interest rates. The Company's net loans to total assets ratio increased to 71.9% at June 30, 1999 from 69.6% at June 30, 1998 as a result of growth in loan originations and an increase in loan portfolio retention.

      Provision for Loan Losses. The provision for loan losses was $145,000 for the year ended June 30, 1999 as compared to $245,000 for the year ended June 30, 1998. The decrease reflects the low amount of delinquent and non-performing loans. At June 30, 1999, the balance of the allowance for loan losses was $1,348,000 or .86% of total loans. During the year ended June 30, 1999, $36,000 was charged against allowance for loan losses while $3,000 in recoveries was credited to the allowance for loan losses. At June 30, 1998, the balance of the allowance for loan losses was $1,236,000 or
 .88% of total loans. During the year ended June 30, 1998, $2,000 was charged against allowance for loan losses while $16,000 in recoveries was credited to the allowance for loan losses. There were no non-performing loans at June 30, 1999. At June 30, 1998, non-performing loans were $150,000.

      Other Income. Other income was $1.1 million for the year ended June 30, 1999 compared to $1.0 million for the year ended June 30, 1998. The $101,000 or 9.8% increase was primarily the result of an increase in the gain on the sale of mortgage loans of $65,000, an increase in the gain on the sale of investment securities of $15,000, and an increase in miscellaneous income of $28,000, partially offset by a decrease in net rental income of $20,000.

      Operating Expenses. Operating expenses increased by $1.3 million or 26.6% to $6.1 million for the year ended June 30, 1999 from $4.8 million for the year ended June 30, 1998. Salaries and employee benefits increased by $504,000, of which $116,000 was attributable to a full year's worth of expense for the Company's Employee Stock Ownership Plan ("ESOP"), $94,000 was attributable to the Company's adoption of a Recognition and Retention Plan in March 1999, and $74,000 was attributable to accrued expense for supplemental benefits to the Company's Chief Executive Officer. Salaries and benefits also increased because of the opening of a new full-service office in Lexington, Massachusetts in November 1998 and normal salary increases. Occupancy and equipment expense increased by $115,000 due to rental expense, real estate taxes, and equipment depreciation costs associated with the opening of the Lexington office. Data processing expense increased by $72,000 due to higher loan and deposit activity, Year 2000 costs, and the opening of the Lexington office. Other general and administrative expenses increased by $577,000 as a result of promotional and other operating costs associated with the Lexington office, increased marketing and advertising expenses, and higher professional fees and liability insurance costs from operating as a public company. Annual operating expenses are expected to increase in future periods due to the increased cost of operating as a publicly held stock institution.

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

      Cash and due from banks was $7.6 at June 30, 1998 compared to $4.0 million at June 30, 1997. Federal funds sold were $16.8 million at June 30, 1998 compared to $2.1 million at June 30, 1997. Short-term investments were $1.6 million at June 30, 1998 compared to $197,000 at June 30, 1997. Cash and due from banks, federal funds sold and short-term investments increased at June 30, 1998 due to proceeds from the stock offering and the Company's need to maintain liquidity for a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 1999 was 32.2%. The Bank began using FHLB borrowings in 1997 to augment its liquidity as its loan originations have continued to increase since 1996.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Bank's operating, investing, lending and financing activities during any given period.

      The primary investing activities of the Bank include origination of loans and purchase of investment securities. During the year ended June 30, 1999, loan originations and purchases totaled $72.3 million while purchases of investment securities and FHLB stock totaled $25.5 million. These investments were funded primarily from loan repayments and loan sales of $56.0 million, investment security maturities and calls of $18.0 million, net deposit increases of $16.1 million, a net increase in borrowings of $2.5 million.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds from the FHLB. At June 30, 1999, the Bank had borrowings of $19.0 million from the FHLB.

      At June 30, 1999, the Bank had $14.8 million in outstanding commitments to originate loans and unadvanced funds on lines of credit and credit card loans. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $62.1 million at June 30, 1999. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 1999, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and the Bank's regulatory capital at June 30, 1999, see
"Regulation-Federal Banking Regulations-Capital Requirements."

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

      It is required under SFAS 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Management adopted this new disclosure requirement as of July 1, 1998.

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

      SFAS 131 also requires companies to report information about the way that the operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company's operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable segment.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivatives be recognized at fair value as either assets or liabilities on the consolidated balance sheet. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 generally provides for matching the timing of a gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. SFAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. Retroactive application to prior periods is prohibited. The Bank does not generally use derivative instruments and therefore the adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

Year 2000

      The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Bank and its operations may be significantly affected by the Year 2000 problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Bank's direct control and with whom the Bank electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Bank could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately addressthe Year 2000 problem could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 problem could result in a significant adverse impact on the Bank's products, services and competitive condition.

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

      Because the Bank outsources its data processing and item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. The Bank's external vendors surveyed their programs and have corrected the applicable computer programs and replaced equipment so that the Bank's information systems were Year 2000 compliant at the end of 1998. This enabled the Bank to devote substantial time to the testing of the upgraded systems by June 30, 1999 in order to comply with all applicable regulations. The Bank has completed its timetable for addressing year 2000 issues. The Company presently believes that with the modifications to existing software and conversions to new software, the Year 2000 problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not effective, the Year 2000 problem could have an impact on the operations of the Company.

      In addition, monitoring and managing the Year 2000 project has resulted in additional direct and indirect costs to the Company and the Bank. Direct costs include charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has incurred aggregate direct and indirect costs of approximately $110,600 and expects to incur an additional $40,000 of costs. Both direct and indirect costs of addressing the Year 2000 problem are charged to earnings as incurred.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has developed a contingency plan which would be implemented in the unforeseen event Year 2000 problems occur. The Company will continue to closely monitor its Year 2000 compliance plan.

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

      The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to Board and ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The Company uses various other assumptions in its sensitivity analysis. For investment securities, in the event of a call provision, if the interest rate is lower than the contractual rate, reinvestment is assumed at the lower rate. For residential mortgage loans, the Company uses the PSA method to generate different prepayment assumptions. Commercial loans and commercial real estate loans do not include any amortization or prepayment amounts. For money market accounts, NOW accounts, regular savings deposits, not all deposits within these categories are assumed to increase by the full extent of the interest rate shift based upon management's judgment as to deposit elasticity. The following reflects the Company's NII sensitivity analysis as of June 30, 1999.


                                           Estimated NII
                      Rate Change           Sensitivity
                      -----------          -------------

                      +200 basis points        (8.90)%
                      -200 basis points       (17.72)%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Mystic Financial, Inc. and subsidiary as of June 30, 1999 and 1998 are included in pages F-1 through F-37 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 5 through 8, and page 16 of the Company's Proxy Statement for the 1999 Annual Meeting of
Stockholders (the "Proxy Statement") is incorporated herein by reference:
"Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

      The following information included on pages 8 through 15 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Directors' Compensation," "-Executive Compensation," "-Employment Agreements," and "-Benefits."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 3 and 4 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Stockholders of the Company" and "-Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 15 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Transactions with Certain Related Persons."

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report:

         (1) The consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999, together with the related notes and the independent auditors' report of Wolf & Company, P.C. independent certified public accountants.
         (2)  Schedules omitted as they are not applicable.
         (3)  Exhibits

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

23.1          Consent of Wolf & Company, P.C.

27.1 Financial Data Schedule (Submitted only with filing in electronic format).

99.1 Proxy Statement for the 1999 Annual Meeting of Stockholders of Mystic Financial, Inc. (previously filed with the Securities and Exchange Commission on September 20, 1999).

--------------------
<F*>  Incorporated herein by reference to Registration Statement No.
      333-34447 on Form S-1 of Mystic Financial, Inc. filed with the Securities and Exchange Commission on August 27, 1997, as amended.

              (b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1999.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on September 8, 1999.

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


            Name                                 Title                           Date
            ----                                 -----                           ----

/s/ Robert H. Surabian          Director, President and Chief Executive    September 8, 1999
----------------------------    Officer (Principal executive officer)
Robert H. Surabian

/s/ Ralph W. Dunham             Executive Vice President, Treasurer        September 8, 1999
----------------------------    and Chief Financial Officer
Ralph W. Dunham                 (Principal financial and accounting
                                officer)

/s/ Julie Bernardin             Director                                   September 8, 1999
----------------------------
Julie Bernardin

/s/ Frederick N. Dello Russo    Director                                   September 8, 1999
----------------------------
Frederick N. Dello Russo

/s/ John A. Hackett             Director                                   September 8, 1999
John A. Hackett

/s/ Richard M. Kazanjian        Director                                   September 8, 1999
----------------------------
Richard M. Kazanjian

/s/ John W. Maloney             Director                                   September 8, 1999
----------------------------
John W. Maloney

/s/ John J. McGlynn             Director, Chairman of the Board            September 8, 1999
----------------------------
John J. McGlynn

/s/ Lorraine P. Silva           Director                                   September 8, 1999
----------------------------
Lorraine P. Silva

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets as of June 30, 1999 and 1998             F-3

Consolidated Statements of Income for each of the years
 in the three-year period ended June 30, 1999                        F-4

Consolidated Statements of Changes in Stockholders' Equity for
 each of the years in the three-year period ended June 30, 1999      F-5

Consolidated Statements of Cash Flows for each of the years in
 the three-year period ended June 30, 1999                           F-6

Notes to Consolidated Financial Statements                           F-8

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mystic Financial, Inc.

We have audited the consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mystic Financial, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.




Boston, Massachusetts
July 23, 1999, except for Note 17 as to which the date is September 8, 1999

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                               June 30,
                                                        ----------------------
                                                          1999         1998
                                                          ----         ----
                                                        (Dollars In Thousands)

Cash and due from banks                                 $  6,442     $  7,626
Federal funds sold                                        11,674       16,773
Short-term investments                                       605        1,580
                                                        ---------------------
      Total cash and cash equivalents                     18,721       25,979
Securities available for sale, at fair value              31,772       14,749
Securities held to maturity, at amortized cost             1,500       12,006
Federal Home Loan Bank stock, at cost                      1,080          997
Loans, net of allowance for loan losses of
 $1,348 and $1,236, respectively                         154,689      138,593
Mortgage loans held for sale                                 406           80
Banking premises and equipment, net                        2,657        2,559
Real estate held for investment, net                       1,730        1,785
Accrued interest receivable                                1,265        1,099
Due from Co-operative Central Bank                           929          929
Other assets                                                 465          273
                                                        ---------------------
                                                        $215,214     $199,049
                                                        =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                $160,867     $144,766
Federal Home Loan Bank borrowings                         18,978       16,505
Mortgagors' escrow accounts                                  547          481
Accrued interest payable                                     334          288
Accrued expenses and other liabilities                       436          882
                                                        ---------------------
      Total liabilities                                  181,162      162,922
                                                        ---------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued                                     -            -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,711,125 shares issued                        27           27
  Additional paid-in capital                              25,688       25,710
  Retained earnings                                       14,128       13,173
  Treasury stock, at cost - 266,247 shares and
   2,120 shares at June 30, 1999 and 1998                 (3,485)         (21)
  Accumulated other comprehensive income                     394          432
  Unearned ESOP shares                                    (2,700)      (3,194)
                                                        ---------------------
      Total stockholders' equity                          34,052       36,127
                                                        ---------------------
                                                        $215,214     $199,049
                                                        =====================

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME


                                                           Years Ended June 30,
                                                     -------------------------------
                                                     1999          1998       1997
                                                     ----          ----       ----
                                                          (Dollars In Thousands,
                                                          Except Per Share Data)

Interest and dividend income:
  Interest and fees on loans                         $   11,377    $10,183    $8,397
  Interest and dividends on investment securities         1,388      1,248     1,208
  Other interest                                            980        779       294
                                                     -------------------------------
      Total interest and dividend income                 13,745     12,210     9,899
                                                     -------------------------------

Interest expense:
  Deposits                                                5,117      4,898     4,700
  Federal Home Loan Bank borrowings                       1,104        750       211
                                                     -------------------------------
      Total interest expense                              6,221      5,648     4,911
                                                     -------------------------------
Net interest income                                       7,524      6,562     4,988
Provision for loan losses                                   145        245       272
                                                     -------------------------------
Net interest income, after provision for loan losses      7,379      6,317     4,716
                                                     -------------------------------

Other income:
  Customer service fees                                     553        547       536
  Loan servicing and other loan fees                         64         59        56
  Gain on sales of mortgage loans                           100         35         8
  Gain on sales of securities available for sale, net       242        227       168
  Rental income, net of expenses                             26         46        29
  Co-operative Central Bank Share Insurance Fund
   special dividend                                          51         49        44
  Miscellaneous                                             100         72        41
                                                     -------------------------------
      Total other income                                  1,136      1,035       882
                                                     -------------------------------

Operating expenses:
  Salaries and employee benefits                          3,452      2,948     2,734
  Occupancy and equipment expenses                          594        479       412
  Data processing expenses                                  329        257       207
  Other general and administrative expenses               1,667      1,090       977
                                                     -------------------------------
      Total operating expenses                            6,042      4,774     4,330
                                                     -------------------------------
Income before income taxes                                2,473      2,578     1,268
Provision for income taxes                                  971      1,031       527
                                                     -------------------------------
      Net income                                     $    1,502    $ 1,547    $  741
                                                     ===============================

Basic and diluted earnings per share                 $     0.63        N/A       N/A

Weighted average shares outstanding                   2,375,440        N/A       N/A

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended June 30, 1999, 1998 and 1997


                                                                                             Accumulated
                                                      Additional                                Other        Unearned
                                            Common     Paid-in      Retained    Treasury    Comprehensive      ESOP
                                            Stock      Capital      Earnings      Stock         Income        Shares      Total
                                            ------    ----------    --------    --------    -------------    --------     -----
                                            (In Thousands)

Balance at June 30, 1996                    $    -     $     -      $11,020     $     -         $ (71)       $     -     $10,949
                                                                                                                         -------
Comprehensive income:
  Net income                                     -           -          741           -             -              -         741
  Change in net unrealized loss on
   securities available for sale,
   net of reclassification
   adjustment and tax effects                    -           -            -           -           250              -         250
                                                                                                                         -------
    Total comprehensive income                   -           -                                                               991
                                            ------------------------------------------------------------------------------------
Balance at June 30, 1997                         -           -       11,761           -           179              -      11,940
                                                                                                                         -------
Comprehensive income:
  Net income                                     -           -        1,547           -             -              -       1,547
  Change in net unrealized gain on
   securities available for sale, net
   of reclassification adjustment and
   tax effects                                   -           -            -           -           253              -         253
                                                                                                                         -------
    Total comprehensive income                                                                                             1,800
                                                                                                                         -------
Net proceeds from sale of common stock          27      25,710            -           -             -              -      25,737
Purchase of treasury stock                       -           -            -         (21)            -              -         (21)
Purchase of ESOP shares                          -           -            -           -             -         (3,194)     (3,194)
Cash dividends paid ($.05 per share)             -           -         (135)          -             -              -        (135)
                                            ------------------------------------------------------------------------------------
Balance at June 30, 1998                        27      25,710       13,173         (21)          432         (3,194)     36,127
                                                                                                                         -------

Comprehensive income:
  Net income                                     -           -        1,502           -             -              -       1,502
  Change in net unrealized gain on
   securities available for sale, net
   of reclassification adjustment and
   tax effects                                   -           -            -           -           (38)             -         (38)
                                                                                                                         -------
    Total comprehensive income                                                                                             1,464
                                                                                                                         -------
Cash dividends paid ($0.21 per share)            -           -         (547)          -             -              -        (547)
Purchase of treasury stock                       -           -            -      (3,464)            -              -      (3,464)
Decrease in unearned ESOP shares                 -         (22)           -           -             -            494         472
                                            ------------------------------------------------------------------------------------
Balance at June 30, 1999                    $   27     $25,688      $14,128     $(3,485)        $ 394        $(2,700)    $34,052
                                            ====================================================================================

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Years Ended June 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                               ----        ----        ----
                                                                      (In Thousands)

Cash flows from operating activities:
  Net income                                                 $  1,502    $  1,547    $    741
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                     145         245         272
    Net amortization (accretion) of investment securities          39          (2)         (4)
    (Gain) loss on sale of loans                                   (3)          -          18
    Amortization of unearned ESOP shares                          472           -           -
    Gain on sales of securities available for sale               (242)       (227)       (168)
    Depreciation expense                                          363         335         266
    Deferred income tax benefit                                   (63)        (66)        (87)
    Net change in:
      Loans held for sale                                        (326)        130         922
      Accrued interest receivable                                (166)       (229)        (48)
      Other assets                                               (108)         50          95
      Accrued interest payable                                     46          39          54
      Accrued expenses and other liabilities                     (446)        639          (7)
                                                             --------------------------------
        Net cash provided by operating activities               1,213       2,461       2,054
                                                             --------------------------------

Cash flows from investing activities:
  Net decrease in certificates of deposit                           -           -       1,000
  Activity in available for sale securities:
    Sales                                                       1,071       2,924       1,098
    Maturities, prepayments and calls                           7,505           -           -
    Purchases                                                 (25,453)    (13,241)     (2,834)
  Activity in held to maturity securities:
    Maturities, prepayments and calls                          10,504       7,006      12,916
    Purchases                                                       -      (1,503)    (13,490)
  Purchase of Federal Home Loan Bank stock                        (83)       (139)        (70)
  Loans originated, net of payments received                  (16,572)    (24,270)    (25,441)
  Proceeds from sales of loans                                    334           -       5,343
  Purchases of banking premises and equipment                    (405)       (140)       (369)
  Additions to real estate held for investment                     (1)         (2)         (2)
  Increase in due from Co-operative Central Bank                    -        (260)          -
                                                             --------------------------------
        Net cash used by investing activities                 (23,100)    (29,625)    (21,849)
                                                             --------------------------------

Cash flows from financing activities:
  Net increase in deposits                                     16,101      15,463       9,669
  Proceeds from borrowings                                      3,600      33,100       7,550
  Repayment of borrowings                                      (1,127)    (24,127)        (18)
  Net increase in mortgagors' escrow accounts                      66          95          48
  Net proceeds from sale of common stock                            -      25,737           -
  Purchase of treasury stock                                   (3,464)        (21)          -
  Purchase of ESOP shares                                           -      (3,194)          -
  Cash dividends paid                                            (547)       (135)          -
                                                             --------------------------------
        Net cash provided by financing activities              14,629      46,918      17,249
                                                             --------------------------------

Net change in cash and cash equivalents                        (7,258)     19,754      (2,546)

Cash and cash equivalents at beginning of year                 25,979       6,225       8,771
                                                             --------------------------------
Cash and cash equivalents at end of year                     $ 18,721    $ 25,979    $  6,225
                                                             ================================

Supplemental information:
  Interest paid                                              $  6,175    $  5,609    $  4,857
  Income taxes paid                                             1,232         984         693

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended June 30, 1999, 1998 and 1997

l.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and business

      The consolidated financial statements include the accounts of Mystic Financial, Inc. (the "Company") and its wholly-owned subsidiary, Medford Co-operative Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Mystic Securities Corp., which engages in the purchase and sale of investment securities and Mystic Investment Inc. which is inactive. Mystic Financial, Inc. became the Bank's holding company on January 8, 1998 in connection with the Bank's conversion from mutual to stock form. All significant intercompany accounts have been eliminated in consolidation.

      The Bank provides a variety of financial services to individuals and businesses through its five offices in Medford and Lexington, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and consumer loans.

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

      Reclassification

      Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

      Cash equivalents

      Cash equivalents include amounts due from banks, federal funds sold and short-term investments with original maturities of three months or less.

      Short-term investments

      Short-term investments are carried at cost, which approximates fair value, and consist of money market funds and interest-bearing deposits in the Bank Investment Fund-Liquidity Fund.

      Investment securities

      Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Investments classified as "available for sale" are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

      Purchase premiums and discounts are recognized in interest income by the interest method over the terms of the securities. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date using the specific identification method.

      Loans

      The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio consists of mortgage loans in the Greater Boston area. The ability of the Bank's debtors to honor their contracts is dependent upon the local real estate market and economy in this area.

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

      The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

      All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

      Allowance for loan losses

      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by the fair value of the existing collateral.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

      Mortgage loans held for sale

      Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

      Employee stock ownership plan ("ESOP")

      Compensation expense is recognized based on the current market price of shares committed to be released to employees. All shares released and committed to be released are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all allocated shares held by the ESOP are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

      Stock compensation plans

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

      Earnings per common share

      Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per share data is not presented in these consolidated financial statements for the years ended June 30, 1998 and 1997 as shares of common stock were not issued until January 8, 1998.

      Comprehensive income

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of July 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

      The components of other comprehensive income and related tax effects are as follows:


                                                   Years Ended June 30,
                                                 -----------------------
                                                  1999     1998     1997
                                                  ----     ----     ----
                                                      (In Thousands)

      Change in unrealized holding gains on
       available-for-sale securities             $ 183    $ 616    $ 515
      Reclassification adjustment for gains
       realized in income                         (242)    (227)    (168)
                                                 -----------------------
      Change in net unrealized gains (losses)      (59)     389      347
      Tax effect                                    21     (136)     (97)
                                                 -----------------------
      Net-of-tax amount                          $ (38)   $ 253    $ 250
                                                 =======================

2.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities with gross unrealized gains and losses is as follows:


                                                         June 30, 1999
                                        -----------------------------------------------
                                                        Gross         Gross
                                        Amortized    Unrealized    Unrealized     Fair
                                           Cost         Gains        Losses       Value
                                        ---------    ----------    ----------     -----
                                                        (In Thousands)

      Available for Sale
      ------------------
        U.S. Government and
         federal agency obligations      $24,323       $  ---        $(296)      $24,027
        Other bonds                        4,556          ---          (58)        4,498
        Marketable equity securities       2,287          960          ---         3,247
                                         -----------------------------------------------
            Total                        $31,166       $  960        $(354)      $31,772
                                         ===============================================

      Held to Maturity
      ----------------
        U.S. Government and
         federal agency obligations      $   500       $    1        $ ---       $   501
        Other bonds                        1,000            1          ---         1,001
                                         -----------------------------------------------
            Total                        $ 1,500       $    2        $ ---       $ 1,502
                                         ===============================================



                                                         June 30, 1998
                                        -----------------------------------------------
                                                        Gross         Gross
                                        Amortized    Unrealized    Unrealized     Fair
                                           Cost         Gains        Losses       Value
                                        ---------    ----------    ----------     -----
                                                        (In Thousands)

      Available for Sale
      ------------------
        U.S. Government and
         federal agency obligations      $11,540       $    3        $ (16)      $11,527
        Marketable equity securities       2,544          717          (39)        3,222
                                         -----------------------------------------------
            Total                        $14,084       $  720        $ (55)      $14,749
                                         ===============================================

      Held to Maturity
      ----------------

        U.S. Government and
         federal agency obligations      $ 9,498       $   15        $  (3)      $ 9,510
        Other bonds                        2,508           12          ---         2,520
                                         -----------------------------------------------
            Total                        $12,006       $   27        $  (3)      $12,030
                                         ===============================================

      The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 1999 is as follows:


                                Available for Sale       Held to Maturity
                                -------------------     -------------------
                                Amortized      Fair     Amortized      Fair
                                   Cost       Value        Cost       Value
                                ---------    -----      ---------     -----
                                              (In Thousands)

      Within 1 year              $   677     $   677      $1,500     $1,502
      Over 1 year to 5 years      26,169      25,835           -          -
      Over 5 years                 2,033       2,013           -          -
                                 ------------------------------------------
            Total                $28,879     $28,525      $1,500     $1,502
                                 ==========================================

      During the years ended June 30, 1999, 1998 and 1997, proceeds from sales of securities available for sale amounted to $1,071,000, $2,924,000 and $1,098,000, respectively. Gross realized gains for 1999, 1998 and 1997 amounted to $275,000, $363,000 and $172,000, respectively and gross realized losses were $33,000, $136,000 and $4,000, respectively.

3.    LOANS

      A summary of the balances of loans follows:


                                                          June 30,
                                                    --------------------
                                                      1999        1998
                                                      ----        ----
                                                       (In Thousands)

      Mortgage loans on real estate:
        Fixed residential                           $ 60,093    $ 47,404
        Adjustable residential                        47,123      59,008
        Commercial                                    33,980      24,475
        Construction                                   7,021       1,260
        Home equity lines of credit                    2,076       1,716
                                                    --------------------
                                                     150,293     133,863
      Less: Due to borrowers on incomplete loans      (2,899)       (383)
            Net deferred loan fees                      (12)         (17)
                                                    --------------------
                                                    147,382      133,463
                                                    --------------------

      Other loans:
        Commercial                                    5,026        3,033
        Commercial lines of credit                    2,083        1,546
        Personal                                      1,104        1,327
        Share secured                                   276          246
        Home improvement                                166          214
                                                    --------------------
                                                      8,655        6,366
                                                    --------------------

            Total loans                             156,037      139,829

      Less allowance for loan losses                 (1,348)      (1,236)
                                                    --------------------
        Loans, net                                 $154,689     $138,593
                                                   =====================

      An analysis of the allowance for loan losses follows:


                                        Years Ended June 30,
                                      ------------------------
                                       1999      1998     1997
                                       ----      ----     ----
                                           (In Thousands)

      Balance at beginning of year    $1,236    $  977    $742
      Provision for loan losses          145       245     272
      Recoveries                           3        16      20
      Charge-offs                        (36)       (2)    (57)
                                      ------------------------
      Balance at end of year          $1,348    $1,236    $977
                                      ========================

      The following is a summary of information pertaining to impaired and non-accrual loans:


                                                         June 30,
                                                      --------------
                                                       1999     1998
                                                       ----     ----
                                                      (In Thousands)

      Impaired loans without a valuation allowance    $  ---    $144
                                                      ==============
      Non-accrual loans                               $  ---    $150
                                                      ==============


                                                    Years Ended June 30,
                                                    --------------------
                                                    1999    1998    1997
                                                    ----    ----    ----
                                                       (In Thousands)

      Average investment in impaired loans          $191    $371    $589
                                                    ====================
      Interest income recognized on a cash basis
       on impaired loans                            $ 23    $ 17    $ 31
                                                    ====================

      No additional funds are committed to be advanced in connection with impaired loans.

      On a fee basis, the Bank services loans it has originated and sold to others. At June 30, 1999 and 1998, such loans amounted to $24,886,000 and $16,879,000, respectively. As of June 30, 1999 and 1998, the Bank has no capitalized mortgage servicing rights. All loans serviced for others were sold without recourse provisions.

4.    BANKING PREMISES AND EQUIPMENT

      A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:


                                           June 30,
                                       ----------------       Estimated
                                        1999      1998      Useful Lives
                                        ----      ----      ------------
                                        (In Thousands)

      Banking premises:
        Land                           $  242    $  242
        Buildings and improvements      2,447     2,447    10 - 40 years
      Equipment                         2,030     1,625     3 - 10 years
                                       ----------------
                                        4,719     4,314
      Less accumulated depreciation    (2,062)   (1,755)
                                       ----------------
                                       $2,657    $2,559
                                       ================

      Depreciation expense for the years ended June 30, 1999, 1998 and 1997 amounted to $307,000, $278,000 and $210,000, respectively.

5.    REAL ESTATE HELD FOR INVESTMENT

      Real estate held for investment represents property adjacent to the Bank's main office which is primarily leased as commercial retail and office space. The Bank occupies a portion of the building for its own activities. A summary of the cost and accumulated depreciation and estimated useful life is as follows:


                                           June 30,
                                       ----------------      Estimated
                                        1999      1998      Useful Life
                                        ----      ----      -----------
                                        (In Thousands)

      Land                             $   34    $   34
      Building                          2,229     2,228      40 years
                                       ----------------
                                        2,263     2,262
      Less accumulated depreciation      (533)     (477)
                                       ----------------
                                       $1,730    $1,785
                                       ================

      Depreciation expense for the years ended June 30, 1999, 1998 and 1997 amounted to $56,000, $57,000 and $56,000, respectively.

      The following is a schedule of minimum future rental income on noncancelable leases:


              Year Ending
               June 30,          Amount
              -----------        ------
                             (In Thousands)

                  2000             $37
                  2001               4
                                   ---
                                   $41
                                   ===

      The provisions of the lease agreements provide that the tenants are responsible for utilities and certain repairs. Certain of the leases also contain provisions that the tenants are responsible for a percentage of real estate taxes and certain other costs.

      Rental income for the years ended June 30, 1999, 1998 and 1997 amounted to $141,000, $149,000 and $135,000, respectively.

6.    DEPOSITS

      A summary of deposit balances by type is as follows:


                                                     June 30,
                                               --------------------
                                                 1999        1998
                                                 ----        ----
                                                  (In Thousands)

      NOW accounts                             $ 29,361    $ 34,208
      Demand deposits                             8,556       6,603
      Regular and other deposits                 40,903      40,460
      Money market deposits                       7,020       6,256
                                               --------------------
            Total non-certificate accounts       85,840      87,527
                                               --------------------

      Term certificates less than $100,000       58,882      47,471
      Term certificates of $100,000 or more      16,145       9,768
                                               --------------------
            Total certificate accounts           75,027      57,239
                                               --------------------
            Total deposits                     $160,867    $144,766
                                               ====================

      A summary of certificate accounts by maturity, is as follows:


                                   June 30, 1999          June 30, 1998
                                -------------------    -------------------
                                           Weighted               Weighted
                                            Average                Average
                                Amount       Rate      Amount       Rate
                                ------     --------    ------     --------
                                          (Dollars In Thousands)

      Within 1 year             $62,100     4.99%      $44,019     5.35%
      Over 1 year to 3 years     12,485     5.32        12,846     5.80
      Over 3 years to 5 years       442     5.73           374     6.07
                                -------                -------
                                $75,027     5.05%      $57,239     5.45%
                                =======                =======

7.    FEDERAL HOME LOAN BANK BORROWINGS

      Federal Home Loan Bank borrowings consist of the following:


                                     Weighted Average
                                       Interest Rate           Amount
                                     ----------------    ------------------
                Maturity             1999       1998       1999       1998
      ---------------------------    ----       ----       ----       ----
                                                           (In Thousands)

      Year ending June 30, 1999         -%      5.70%    $     -    $ 1,100
      Year ending June 30, 2000      6.30       6.30       2,400      2,400
      Year ending June 30, 2002      6.31       6.31       2,950      2,950
      Year ending June 30, 2003      5.85       5.85       2,300      2,300
      Year ending June 30, 2004      5.30          -       3,600          -
      Thereafter                     5.54       5.54       6,800      6,800
      Amortizing advance, due on
       August 14, 2006, requiring
       monthly payments of $7,793
       including interest            6.97       6.97         928        955
                                                         ------------------
                                                         $18,978    $16,505
                                                         ==================

      The following is a summary of maturities of borrowings at June 30, 1999:


              Year Ending
                June 30,         Amount
              -----------        ------
                             (In Thousands)

               2000             $ 2,428
               2001                  31
               2002               2,983
               2003               2,336
               2004               3,638
               Thereafter         7,562
                                -------
                                $18,978
                                =======

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

8.    INCOME TAXES

      Allocation of federal and state income taxes between current and deferred portions is as follows:


                                  Years Ended June 30,
                                ------------------------
                                 1999      1998     1997
                                 ----      ----     ----
                                     (In Thousands)

      Current tax provision:
        Federal                 $  776    $  805    $444
        State                      258       292     170
                                ------------------------
            Total current        1,034     1,097     614
                                ------------------------
      Deferred tax benefit:
        Federal                    (45)      (49)    (65)
        State                      (18)      (17)    (22)
                                ------------------------
            Total deferred         (63)      (66)    (87)
                                ------------------------
            Total provision     $  971    $1,031    $527
                                ========================

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                                     Years Ended June 30,
                                                   -----------------------
                                                   1999     1998     1997
                                                   ----     ----     ----

      Statutory rate                               34.0%    34.0%    34.0%
      Increase (decrease) resulting from:
        State taxes, net of federal tax benefit     6.4      7.0      7.7
        Other, net                                 (1.1)    (1.0)    (0.1)
                                                   ----------------------
      Effective tax rates                          39.3%    40.0%    41.6%
                                                   ======================

      The components of the net deferred tax asset included in other assets are as follows:


                                       June 30,
                                    --------------
                                    1999      1998
                                    ----      ----
                                    (In Thousands)

      Deferred tax asset:
        Federal                     $475      $399
        State                        164       138
                                    --------------
                                     639       537
      Valuation reserve on asset     (24)      (24)
                                    --------------
                                     615       513
                                    --------------
      Deferred tax liability:
        Federal                     (188)     (243)
        State                        (89)      (16)
                                    --------------
                                    (277)     (259)
                                    --------------
      Net deferred tax asset        $338      $254
                                    ==============

      The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                June 30,
                                                             --------------
                                                              1999    1998
                                                              ----    ----
                                                             (In Thousands)

      Allowance for loan losses                              $545    $505
      Net unrealized gain on securities available for sale   (212)   (233)
      Other                                                    29       6
                                                             ------------
                                                              362     278
      Valuation reserve                                       (24)    (24)
                                                             ------------
      Net deferred tax asset                                 $338    $254
                                                             ============

      A summary of the change in the net deferred tax asset is as follows:


                                                Years Ended June 30,
                                                --------------------
                                                1999    1998    1997
                                                ----    ----    ----
                                                   (In Thousands)

      Balance at beginning of year              $254    $324    $334
      Deferred tax benefit                        63      66      87
      Deferred tax on net unrealized gain on
       securities available for sale              21    (136)    (97)
                                                --------------------
      Balance at end of year                    $338    $254    $324
                                                ====================

      There was no change in the valuation reserve during the years ended June 30, 1999, 1998 and 1997.

      The federal income tax reserve for loan losses at the Bank's base year amounted to $2,663,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $1,090,000 has not been provided.

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

      The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:


                                                             June 30,
                                                         ----------------
                                                          1999      1998
                                                          ----      ----
                                                          (In Thousands)

      Commitments to grant mortgage loans                $3,741    $3,501
      Commitments to grant commercial loans               3,114     2,898
      Unadvanced funds on home equity lines of credit     2,170     1,749
      Unadvanced funds on credit card loans               1,854     1,323
      Unadvanced funds on commercial lines of credit      3,880     2,846
      Standby letters of credit                             252       210

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

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit outstanding as of June 30, 1999 have expiration dates within five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      Employment agreements

      The Company and the Bank have entered into employment agreements with the President and three other officers. The agreements provide for base salaries, participation in employee benefit plans and, in the event of termination of employment, certain lump-sum severance payments and continuation of benefits. However, such employment may be terminated for cause, as defined in the agreements, without incurring any continuing obligations.

      In June 1998, the Company amended the President's employment agreement to provide him with a special benefit on his retirement. The President would be entitled to receive a lump sum benefit upon retirement equal to the dollar value of the shares of common stock expected to be allocated to the President under the ESOP over the ten year term of the ESOP loan reduced by the value of the shares of common stock actually allocated to the President's ESOP account. During the year ended June 30, 1999, the Company accrued compensation expense under this agreement amounting to $13,000.

      Lease commitments

      On July 28, 1998, the Bank entered into a lease agreement for its branch located in Lexington, Massachusetts. Pursuant to the terms of the noncancelable lease agreement in effect at June 30, 1999, the future minimum rent commitments for leased premises are as follows:


              Years Ending
                June 30,        Amount
              ------------      ------
                            (In Thousands)

               2000             $  121
               2001                121
               2002                121
               2003                121
               2004                121
               Thereafter          514
                                ------
                     Total      $1,119
                                ======

      The lease contains an option to extend for two five-year periods and also contains provisions for reimbursement of real estate taxes and certain other costs. The costs of such rentals and reimbursements are not included above. Rent expense for the year ended June 30, 1999 amounted to $91,000.

      Contingencies

      Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial position or results of operations.

10.   STOCKHOLDERS' EQUITY

      Stock conversion

      On January 8, 1998, the Bank converted from a mutual to a stock institution. Mystic Financial, Inc. became the Bank's holding company in connection with the conversion and issued 2,711,125 shares of common stock at $10.00 per share. Net proceeds were $25,737,000 after conversion costs of $1,374,000.

      During the years ended June 30, 1999 and 1998, the Company purchased 264,127 and 2,120 shares of common stock for $3,464,000 and $21,000, respectively.

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

      Minimum regulatory capital requirements

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999 and 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the tables.


                                                                                               Minimum
                                                                                              To Be Well
                                                                           Minimum        Capitalized Under
                                                                           Capital        Prompt Corrective
                                                       Actual            Requirement      Action Provisions
                                                  ----------------    ----------------    -----------------
                                                  Amount     Ratio    Amount     Ratio    Amount      Ratio
                                                  ------     -----    ------     -----    ------      -----
                                                                    (Dollars In Thousands)

      June 30, 1999:
        Total Capital to Risk Weighted Assets
          Consolidated                            $35,006    27.3%    $10,255    8.0%         N/A      N/A
          Bank                                     24,388    19.2      10,143    8.0      $12,679     10.0%
        Tier I Capital to Risk Weighted Assets
          Consolidated                             33,658    26.2       5,127    4.0          N/A      N/A
          Bank                                     23,040    18.1       5,072    4.0        7,609      6.0
        Tier I Capital to Average Assets
          Consolidated                             33,658    16.0       8,387    4.0          N/A      N/A
          Bank                                     23,040    11.4       8,046    4.0       10,057      5.0

      June 30, 1998:
        Total Capital to Risk Weighted Assets
          Consolidated                            $36,931    34.1%    $ 8,670    8.0%         N/A      N/A
          Bank                                     25,653    24.4       8,412    8.0      $10,515     10.0%
        Tier I Capital to Risk Weighted Assets
          Consolidated                             35,695    32.9       4,335    4.0          N/A      N/A
          Bank                                     24,417    23.2       4,206    4.0        6,309      6.0
        Tier I Capital to Average Assets
          Consolidated                             35,695    19.1       7,486    4.0          N/A      N/A
          Bank                                     24,417    13.9       7,032    4.0        8,790      5.0

11.   RELATED PARTY TRANSACTIONS

      At June 30, 1999 and 1998, total loans to directors and officers of the Company greater than $60,000 on an individual basis amounted to $2,069,000 and $912,000, respectively. During the years ended June 30, 1999 and 1998, total principal additions were $1,783,000 and $118,000, respectively, and total principal payments were $626,000 and $873,000, respectively.

12.   EMPLOYEE BENEFIT PLANS

      Pension plans

      The Bank provides pension benefits for its employees through membership in Plan C of the Defined Benefit Plan of the Co-operative Banks Employees Retirement Association ("CBERA"). The plan is a multi-employer plan where the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank. Each employee reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment automatically becomes a participant in the retirement plan. A participant in the plan is not vested until they have performed two years of service, at which time they become 20% vested. Participants become 100% vested when credited with six years of service.

      Total pension expense for the years ended June 30, 1999, 1998 and 1997 amounted to $115,000, $132,000 and $104,000, respectively.

      In addition, the Bank has a savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, for its employees through membership in Plan A of the Defined Benefit Plan of CBERA. Each employee reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment automatically becomes a participant in the savings and retirement plan. The plan provides for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. The Bank matches 50% of an employee's voluntary contribution up to ten percent of the employee's compensation.

      Total expense under the Section 401(k) plan for the years ended June 30, 1999, 1998 and 1997 amounted to $63,000, $68,000 and $58,000, respectively.

      Employee stock ownership plan

      Effective January 8, 1998, the Company established and the Bank adopted an ESOP, for the benefit of eligible employees who have attained age 21 and have completed one year of service.

      The Company loaned the ESOP $3,194,000 to fund the purchase of 216,890 shares of common stock of the Company in open-market purchases following completion of the Bank's conversion from mutual to stock form. The Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the loan. The loan is for a term of 10 years, bears interest at 8% per annum and requires annual principal payments of $319,000 plus interest.

      Shares purchased by the ESOP are pledged as collateral for the loan, and are held in a suspense account until released for allocation among participants in the ESOP as the loan is repaid. The pledged shares are released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares are allocated among the accounts of participants on the basis of the participant's compensation for the year of allocation. Benefits generally become vested at the rate of 20% per year with vesting to begin after an employee's completion of three years of service and full vesting to occur after seven years of service. Participants also become immediately vested upon termination of employment due to death, retirement at age 65 or older, permanent disability or upon the occurrence of a change of control. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Vested benefits may be paid in a single sum or installment payments and are payable upon death, retirement at age 65 or older, disability or separation from service.

      Shares held by the ESOP include the following:


                                                       June 30,
                                               ------------------------
                                                  1999          1998
                                                  ----          ----
                                                    (In Thousands)

      Allocated                                    20,331             -
      Committed to be allocated                    12,954             -
      Unallocated                                 183,605       216,890
                                               ------------------------
            Total                                 216,890       216,890
                                               ========================
      Fair value of unallocated ESOP shares    $2,180,000    $3,145,000
                                               ========================

      Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.

      Total expense applicable to the ESOP amounted to $279,000 and $163,000 for the years ended June 30, 1999 and 1998, respectively.

      Stock option plan

      On March 24, 1999, the Company's stockholders approved the 1999 Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 257,355 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options generally vest over a five year period.

      The Company applies APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for the year ended June 30, 1999 would have been adjusted to the pro forma amounts indicated below:


      Net income                  As reported    $1,502,000
                                  Pro forma      $1,466,000

      Basic earnings per share    As reported    $     0.63
                                  Pro forma      $     0.62

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 1999; dividend yield of 2.0%; expected life of 7 years; expected volatility of 14%; and a risk-free interest rate of 5.2%.

      During the year ended June 30, 1999, the Company granted options to purchase 226,364 shares at an exercise price of $12.06 per share, all of which were outstanding at June 30, 1999. The options vest over a period of five years and expire in ten years. At June 30, 1999, none of the options were exercisable. The weighted average fair value of the options granted during the year was $2.67. The weighted average remaining contractual life of the options outstanding at June 30, 1999 was 9.75 years.

      Recognition and retention plan

      On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. The RRP is authorized to acquire no more than 102,942 shares of Common stock in the open market. Shares vest at a rate of 20% per year with the first vesting period ending December 31, 1999. At June 30, 1999, Awards were granted with respect to 96,342 shares. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards. There were no shares distributed to employees or directors for the year ending June 30, 1999. Compensation expense accrued relating to the RRP amounted to $94,000, for the year ended June 30, 1999.

      Benefit restoration plan

      In June 1998, the Company adopted the Benefit Restoration Plan ("BRP") in order to provide the President with the benefits that would be due to him under the defined benefit pension plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Total expense related to the BRP amounted to $61,000 for the year ended June 30, 1999.

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

      At June 30, 1999, the Bank's retained earnings available for the payment of dividends was $14,335,000 and funds available for loans or advances amounted to $1,133,000. Accordingly, $11,143,000 of the Company's equity in the net assets of the Bank was restricted at June 30, 1999.

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

            Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for loans held for sale are based on quoted market prices. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using underlying collateral values when applicable.

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

            Off-balance-sheet instruments: Fair values for off-balance-sheet lending commit-ments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and are not material.

      The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:


                                                               June 30,
                                             --------------------------------------------
                                                    1999                     1998
                                             ------------------      --------------------
                                             Carrying     Fair       Carrying      Fair
                                              Amount      Value       Amount       Value
                                             --------     -----      --------      -----
                                                            (In Thousands)

      Financial assets:
        Cash and cash equivalents            $ 18,721    $ 18,721    $ 25,979    $ 25,979
        Securities available for sale          31,772      31,772      14,749      14,749
        Securities held to maturity             1,500       1,502      12,006      12,030
        Federal Home Loan Bank stock            1,080       1,080         997         997
        Loans, net                            154,689     154,598     138,593     141,418
        Mortgage loans held for sale              406         406          80          80
        Accrued interest receivable             1,265       1,265       1,099       1,099

      Financial liabilities:
        Deposits                              160,867     161,664     144,766     145,116
        Federal Home Loan Bank borrowings      18,978      18,619      16,505      16,341
        Accrued interest payable                  334         334         288         288

15.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

      Condensed financial information pertaining only to Mystic Financial, Inc., is as follows:

                               BALANCE SHEETS
                               --------------

                           June 30, 1999 and 1998


                                                         1999       1998
                                                         ----       ----
                                                          (In Thousands)
      Assets
      ------

      Cash and due from banks                           $   108    $   178
      Federal funds sold                                  1,054      1,003
      Short-term investments                                  -      1,522
                                                        ------------------
          Total cash and cash equivalents                 1,162      2,703

      Securities available for sale, at fair value        6,258      8,511
      Investment in common stock of Bank                 26,611     24,854
      Other assets                                          123        159
                                                        ------------------
          Total assets                                  $34,154    $36,227
                                                        ==================

      Liabilities and Stockholders' Equity
      ------------------------------------

      Accrued expenses                                  $   102    $   100
                                                        ------------------

      Stockholders' equity:
        Preferred stock                                       -          -
        Common stock                                         27         27
        Additional paid-in capital                       25,688     25,710
        Retained earnings                                14,128     13,173
        Treasury stock, at cost                          (3,485)       (21)
        Accumulated other comprehensive income              394        432
        Unearned compensation - ESOP                     (2,700)    (3,194)
                                                        ------------------
          Total stockholders' equity                     34,052     36,127
                                                        ------------------

          Total liabilities and stockholders' equity    $34,154    $36,227
                                                        ==================

                            STATEMENTS OF INCOME
                            --------------------

      For the Year Ended June 30, 1999 and the Period January 8, 1998 to June 30, 1998


                                                   1999     1998
                                                   ----     ----
                                                  (In Thousands)

      Income:
        Interest on investments                   $  516    $253
        Interest on ESOP loan                        188     126
        Miscellaneous income                          10       4
                                                  --------------
            Total income                             714     383

      Operating expenses                             307       8
                                                  --------------

      Income before income taxes and equity in
       undistributed income of Bank                  407     375
      Income tax provision                           163     150
                                                  --------------
                                                     244     225
      Equity in undistributed income of Bank       1,258     731
                                                  --------------
        Net income                                $1,502    $956
                                                  ==============

                          STATEMENTS OF CASH FLOWS
                          ------------------------

      For the Year Ended June 30, 1999 and the Period January 8, 1998 to June 30, 1998


                                                           1999      1998
                                                           ----      ----
                                                           (In Thousands)

Cash flows from operating activities:
  Net income                                              $1,502    $  956
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in undistributed income of Bank                (1,258)     (731)
    Amortization of investments                               12         3
    Other, net                                                16       (55)
                                                          ----------------
      Net cash provided by operating activities              272       173
                                                          ----------------

Cash flows from investing activities:
  Purchase of Bank common stock                                -   (11,333)
  Purchases of securities available for sale              (5,307)   (8,524)
  Proceeds from sales of securities available for sale     7,505         -
                                                          ----------------
      Net cash provided (used) by investing activities     2,198   (19,857)
                                                          ----------------

Cash flows from financing activities:
  Net proceeds from sale of common stock                       -    25,737
  Purchase of treasury stock                              (3,464)      (21)
  Purchase of ESOP shares                                      -    (3,194)
  Cash dividends paid                                       (547)     (135)
                                                          ----------------
      Net cash provided (used) by financing activities    (4,011)   22,387
                                                          ----------------

Net change in cash and cash equivalents                   (1,541)    2,703

Cash and cash equivalents, beginning of period             2,703         -
                                                          ----------------

Cash and cash equivalents, end of period                  $1,162    $2,703
                                                          ================

16.   SEGMENTS

      The Company, through the branch network of its subsidiary, Medford Co-operative Bank, provides a broad range of financial services to individuals and businesses in the Greater Boston area. These services include checking, savings and term certificate deposits; lending; credit card servicing; and ATM processing services. While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

17.   SUBSEQUENT EVENT

      On September 8, 1999, the Company's Recognition and Retention Plan Trust completed the purchase of 102,942 shares of Common Stock in the open market at an average price of $12.575 per share for the RRP (Note 12).

18.   QUARTERLY DATA (UNAUDITED)


                                                                        Years Ended June 30,
                                        ------------------------------------------------------------------------------------
                                                          1999                                        1998
                                        ----------------------------------------    ----------------------------------------
                                        Fourth      Third     Second      First     Fourth      Third     Second     First
                                        Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                        -------    -------    -------    -------    -------    -------    -------    -------
                                                                      (In Thousands, Except Per Share Data)

Interest and dividend income            $ 3,562    $ 3,510    $ 3,348    $ 3,325    $ 3,317    $ 3,171    $ 2,937    $ 2,785
Interest expense                         (1,634)    (1,609)    (1,496)    (1,482)    (1,435)    (1,390)    (1,432)    (1,391)
                                        ------------------------------------------------------------------------------------
Net interest income                       1,928      1,901      1,852      1,843      1,882      1,781      1,505      1,394
Provision for loan losses                   (55)         -        (30)       (60)       (30)       (65)       (80)       (70)
                                        ------------------------------------------------------------------------------------
Net interest income, after provision
 for loan losses                          1,873      1,901      1,822      1,783      1,852      1,716      1,425      1,324
Other income                                339        234        320        243        235        252        203        345
Operating expenses                       (1,736)    (1,504)    (1,461)    (1,341)    (1,278)    (1,193)    (1,233)    (1,070)
                                        ------------------------------------------------------------------------------------

Income before income taxes                  476        631        681        685        809        775        395        599

Provision for income taxes                 (192)      (237)      (272)      (270)      (320)      (308)      (159)      (244)
                                        ------------------------------------------------------------------------------------
Net income                              $   284    $   394    $   409    $   415    $   489    $   467    $   236    $   355
                                        ====================================================================================

Basic earnings per share                $  0.12    $  0.17    $  0.16    $  0.16    $  0.18        N/A        N/A        N/A
                                        ====================================================================================
Diluted earnings per share              $  0.12    $  0.17    $  0.16    $  0.16    $  0.18        N/A        N/A        N/A
                                        ====================================================================================

N/A - Shares of common stock were not issued until January 8, 1998.