Form 10-Q
period 1999-09-30
MYSTIC FINANCIAL INC
filed 1999-11-15
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1999

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          To
                                               --------    --------

                       Commission file number 0-23533

                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

          DELAWARE                                   04-3401049
---------------------------------               ------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

60 HIGH STREET
MEDFORD, MASSACHUSETTS                                02155
--------------------------------------               --------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (781) 395-2800
                                                        -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO   [ ]
                                -----         -----

As of November 10, 1999, 2,366,478 shares of the registrant's common stock were outstanding.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I    FINANCIAL INFORMATION                                      Page
          ---------------------                                      ----

Item 1    Financial Statements:

          Consolidated Balance Sheets - September 30, 1999
          and June 30, 1999                                             3

          Consolidated Statements of Income - Three Months Ended
          September 30, 1999 and 1998                                   4

          Consolidated Statement of Changes in Stockholders'
          Equity - Three Months Ended September 30, 1999 and
          1998                                                          5

          Consolidated Statements of Cash Flows - Three Months
          Ended September 30, 1999 and 1998                             6

          Notes to Unaudited Consolidated Financial Statements -
          September 30, 1999                                            7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk                                                  21

PART II   OTHER INFORMATION
          -----------------

Item 4    Submission of Matters to a Vote of Security Holders          21

Item 6    Exhibits and Reports on Form 8-K                             21

          SIGNATURES                                                   22
          ----------


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                       September 30, 1999    June 30, 1999
                                                       ------------------    -------------
                                                                   (Unaudited)

Assets
  Cash and due from banks                                   $  7,297            $  6,442
  Federal funds sold                                          12,108              11,674
  Short-term investments                                         308                 605
                                                            ----------------------------
      Total cash and cash equivalents                         19,713              18,721

  Securities available for sale, at fair value                31,111              31,772
  Securities held to maturity, at amortized cost                   -               1,500
  Federal Home Loan Bank stock, at cost                        1,299               1,080
  Loans, net of allowance for loan losses of $1,383
   and $1,348, respectively                                  165,078             154,689
  Mortgage loans held for sale, net                              469                 406
  Bank premises and equipment, net                             2,600               2,657
  Real estate held for investment, net                         1,715               1,730
  Accrued interest receivable                                  1,223               1,265
  Due from Co-operative Central Bank                             929                 929
  Other assets                                                   833                 465
                                                            ----------------------------
                                                            $224,970            $215,214
                                                            ============================

Liabilities and Stockholders' Equity
  Deposits                                                  $164,322            $160,867
  Federal Home Loan Bank borrowings                           25,971              18,978
  Mortgagors' escrow accounts                                    651                 547
  Accrued interest payable                                       338                 334
  Accrued expenses and other liabilities                         564                 436
                                                            ----------------------------
       Total liabilities                                     191,846             181,162
                                                            ----------------------------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued                                        --                  --
  Common stock, $.01 par value, 5,000,000 shares
   authorized,; 2,711,125 issued                                  27                  27
  Additional paid-in capital                                  25,674              25,688
  Retained earnings                                           14,481              14,128
  Treasury stock, at cost - 266,247 shares at
   September 30, 1999 and June 30, 1999                       (3,485)             (3,485)
  Accumulated other comprehensive income                         160                 394
  Unearned ESOP shares                                        (2,608)             (2,700)
  Unearned RRP stock                                          (1,125)                 --
                                                            ----------------------------
      Total stockholders' equity                              33,124              34,052
                                                            ----------------------------
                                                            $224,970            $215,214
                                                           ============================


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                             Three Months Ended
                                                  ----------------------------------------
                                                  September 30, 1999    September 30, 1998
                                                  ------------------    ------------------
                                                                 (Unaudited)

Interest and dividend income:
  Interest and fees on loans                            $3,123                $2,773
  Interest and dividends on investment securities          475                   348
  Other interest                                           126                   204
                                                        ----------------------------
      Total interest and dividend income                 3,724                 3,325
                                                        ----------------------------

Interest expense
  Deposits                                               1,292                 1,229
  Federal Home Loan Bank borrowings                        311                   253
                                                        ----------------------------
      Total interest expense                             1,603                 1,482
                                                        ----------------------------
Net interest income                                      2,121                 1,843
Provision for loan losses                                   40                    60
                                                        ----------------------------
Net interest income, after provision for loan losses     2,081                 1,783
                                                        ----------------------------

Other income:
  Customer service fees                                    141                   135
  Gain on sale of mortgage loans                            --                     9
  Gain on sale of securities available for sale, net        31                    61
  Miscellaneous                                             44                    38
                                                        ----------------------------
      Total other income                                   216                   243
                                                        ----------------------------

Operating expenses:
  Salaries and employee benefits                           936                   836
  Occupancy and equipment expenses                         164                   115
  Data processing expenses                                  66                    71
  Other general and administrative expenses                327                   319
                                                        ----------------------------
      Total operating expenses                           1,493                 1,341
                                                        ----------------------------
Income before income taxes                                 804                   685
Provision for income taxes                                 317                   270
                                                        ----------------------------

Net income                                              $  487                $  415
                                                        ============================
Earnings per share basic and diluted                    $ 0.22                $ 0.16
                                                        ============================
Weighted average shares outstanding - basic              2,216                 2,630
                                                        ============================
Weighted average shares outstanding - diluted            2,218                 2,630
                                                        ============================


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
               Three Months Ended September 30, 1999 and 1998
                               (In Thousands)


                                                                                 Accumulated
                                             Additional                             Other       Unearned   Unearned       Total
                                    Common    Paid-In     Retained   Treasury   Comprehensive     ESOP        RRP     Stockholders'
                                    Stock     Capital     Earnings    Stock        Income        Shares      Stock        Equity
                                    ------   ----------   --------   --------   -------------   --------   --------   -------------

Balance at June 30, 1999             $27      $25,688     $14,128    $(3,485)       $ 394       $(2,700)   $     -       $34,052
Comprehensive income:
  Net income                           -            -         487          -            -             -                      487
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                          (234)                                  (234)
                                                                                                                         -------
      Total comprehensive income                                                                                             253
                                                                                                                         -------
Dividend paid ($0.06 per share)                              (134)                                                          (134)
Decrease in unearned ESOP shares                  (14)                                               92                       78
Purchase of RRP stock                                                                                       (1,295)       (1,295)
Decrease in unearned RRP stock                                                                                 170           170
                                     -------------------------------------------------------------------------------------------
Balance at September 30, 1999        $27      $25,674     $14,481    $(3,485)       $ 160      $(2,608)    $(1,125)      $33,124
                                     ===========================================================================================

Balance at June 30, 1998             $27      $25,710     $13,173    $   (21)       $ 432      $(3,194)    $     -       $36,127
                                                                                                                         -------
Comprehensive income:
  Net income                           -            -         415          -            -            -                       415
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                          (137)                                  (137)
                                                                                                                         -------
      Total comprehensive income                                                                                             278
                                                                                                                         -------

Dividend paid ($.05 per share)                               (136)                                                          (136)
Purchase of treasury stock                                            (1,967)                                             (1,967)
                                     -------------------------------------------------------------------------------------------
Balance at September 30, 1998        $27      $25,710     $13,452    $(1,988)       $295       $(3,194)    $     -       $34,302
                                     ===========================================================================================


See accompanying notes to unaudited consolidated financial statements


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                          Three Months Ended
                                                               ----------------------------------------
                                                               September 30, 1999    September 30, 1998
                                                               ------------------    ------------------
                                                                             (Unaudited)

Cash flows from operating activities:
  Net income                                                        $    487              $   415
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for loan losses                                             40                   60
    Net amortization (accretion) of securities                           (10)                   -
    Gain on sales of securities available for sale                       (31)                 (61)
    Gain on sale of loans                                                  -                   (9)
    Amortization of unearned ESOP shares                                  78                    -
    Amortization of unearned RRP stock                                   170                    -
    Depreciation expense                                                  95                   82
    Net change in mortgage loans held for sale                           (63)                   -
    Decrease in accrued interest receivable                               42                   61
    (Increase) decrease in other assets                                 (241)                  18
    Increase (decrease) in accrued expenses and other liabilities        132                 (100)
                                                                    -----------------------------
      Net cash provided by operating activities                          699                  466
                                                                    -----------------------------

Cash flows from investing activities:
  Maturities of securities held to maturity                            1,500                3,500
  Sales of securities available for sale                               2,264                  105
  Maturity of securities available for sale                                -                  500
  Principal paydowns on mortgage-backed securities                        41                    -
  Purchase of securities available for sale                           (1,964)                   -
  Purchase of Federal Home Loan Bank Stock                              (219)                   -
  Loans originated, net of payments received                         (10,429)              (6,811)
  Proceeds from sale of loans                                              -                1,578
  Purchases of banking premises and equipment                            (23)                 (49)
                                                                    -----------------------------
      Net cash used by investing activities                           (8,830)              (1,177)
                                                                    -----------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                  3,455               (4,886)
  Proceeds from borrowings                                             9,002                1,100
  Repayment of borrowings                                             (2,009)                  (7)
  Net increase in mortgagors' escrow accounts                            104                  109
  Dividends paid                                                        (134)                (136)
  Purchase of treasury stock                                               -               (1,967)
  Purchase of RRP stock                                               (1,295)                   -
                                                                    -----------------------------
      Net cash provided (used) by financing activities                 9,123               (5,787)
                                                                    -----------------------------
Net change in cash and cash equivalents                                  992               (6,498)
Cash and cash equivalents at beginning of period                      18,721               25,979
                                                                    -----------------------------
Cash and cash equivalents at end of period                          $ 19,713              $19,481
                                                                    =============================

Supplemental cash flow information:
  Interest paid                                                     $  1,599              $ 1,481
  Income taxes paid                                                      295                  287
  Transfer from loans to loans held for sale                               -                  100



                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 1999


1)  Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 1999, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

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

2)  Commitments and Contingencies

At September 30, 1999, the Bank had outstanding commitments to originate loans amounting to approximately $9.7 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $2.9 and $8.4 million, respectively.

3)  Earnings Per Share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

4)  Book Value Per Share

Book value per share was $15.21 as of September 30, 1999. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 2,178,296 shares of common stock outstanding as of September 30, 1999 for purposes of calculating the Company's book value per share.

5)  1999 Recognition and Retention Plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. As of September 30, 1999 the Company's RRP Trust had completed the purchase of the authorized 102,942 shares in the open market at a cost of $1,295,000. Shares vest at a rate of 20% per year with the first vesting period ending December 31, 1999. At September 30, 1999, Awards were granted with respect to 96,342 shares. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards.

6)  Investment Securities

The following table sets forth the Company's investment securities at the dates indicated.


                                   September 30, 1999         June 30, 1999
                                  --------------------    --------------------
                                  Amortized      Fair     Amortized      Fair
                                    Cost         Value      Cost         Value
                                  ---------      -----    ---------      -----
                                                 (In Thousands)

Securities available for sale:
  U.S. Government & Federal
   Agency Obligations              $22,831     $22,430     $24,323     $24,027
  Mortgage-backed securities         1,539       1,544           -           -
  Other bonds & obligations          3,868       3,787       4,556       4,498
  Marketable equity securities       2,627       3,350       2,287       3,247
                                   -------------------------------------------
      Total                        $30,865     $31,111     $31,166     $31,772
                                   ===========================================

Securities held to maturity:
  U.S. Government & Federal
   Agency Obligations              $     0     $     0     $   500     $   501
  Other bonds & obligations              0           0       1,000       1,001
                                   -------------------------------------------
      Total                        $     0     $     0     $ 1,500     $ 1,502
                                   ===========================================


7)  Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                     September 30, 1999       June 30, 1999
                                    -------------------    ------------------
                                     Amount     Percent     Amount    Percent
                                     ------     -------     ------    -------
                                              (Dollars in Thousands)

Residential mortgage loans          $115,323      69.8%    $107,216     69.3%
Commercial real estate loans          35,332      21.4%      33,980     22.0%
Commercial loans                       6,715       4.1%       7,109      4.6%
Consumer loans                         1,549       0.9%       1,546      1.0%
Home equity loans                      2,445       1.5%       2,076      1.3%
Construction loans                     8,073       4.9%       7,021      4.5%
                                    ----------------------------------------
      Total loans                    169,437     102.6%     158,948    102.7%

Less:
  Deferred loan origination fees          28       0.0%          12      0.0%
  Unadvanced principal                 2,948       1.8%       2,899      1.8%
  Allowance for loan losses            1,383       0.8%       1,348      0.9%
                                    ----------------------------------------
      Loans, net                    $165,078     100.0%    $154,689    100.0%
                                    ========================================


8)  Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                      Three Months Ended    Three Months Ended
                                                      September 30, 1999    September 30, 1998
                                                      ------------------    ------------------
                                                               (Dollars in Thousands)

  Average loans, net                                       $159,003              $139,812
                                                           ==============================
  Period-end net loans                                     $165,078              $143,675
                                                           ==============================

  Allowance for loan losses at beginning of period         $  1,348              $  1,236
  Provision for loan losses                                      40                    60
  Plus recoveries                                                 1                     1
  Loans charged-off                                              (6)                  (15)
                                                           ------------------------------
  Allowance for loan losses at end of period               $  1,383              $  1,282
                                                           ==============================

  Non-performing loans                                     $    122              $    237
                                                           ==============================

Ratios:
  Allowance for loan losses to period-end net loans            0.84%                 0.89%
  Allowance for loan losses to non-performing loans        1,133.61%               540.93%
  Net charge-off to average loans, net                         0.01%                 0.04%


9)  Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                      September 30, 1999       June 30, 1999
                                                     -------------------    -------------------
                                                      Amount     Percent     Amount     Percent
                                                      ------     -------     ------     -------
                                                               (Dollars in Thousands)

Deposits:
  Savings deposits                                   $ 40,915      24.9%    $ 40,903      25.4%
  NOW accounts                                         30,533      18.6%      29,361      18.3%
  Money market deposits                                 6,253       3.8%       7,020       4.4%
  Demand deposits                                      10,786       6.6%       8,556       5.3%
  Certificates of deposit                              75,835      46.1%      75,027      46.6%
                                                     -----------------------------------------
      Total deposits                                 $164,322     100.0%    $160,867     100.0%
                                                     =========================================

Borrowed funds:
  Advances from Federal Home Loan Bank of Boston:
    Maturities less than one year                    $  5,400      20.8%    $  2,400      12.6%
    Maturities greater than one year                   20,571      79.2%      16,578      87.4%
                                                     -----------------------------------------
      Total borrowed funds                           $ 25,971     100.0%    $ 18,978     100.0%
                                                     =========================================



                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 1999

General

      Medford Co-operative Bank (the "Bank") completed its conversion from a mutual to a stock institution and was simultaneously acquired by Mystic Financial, Inc. ("Mystic" or the "Company") on January 8, 1998. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

      The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates generally and changes in real estate values and other economic conditions in eastern Massachusetts, the Bank's principal market area. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Additional information on potential factors, which could affect the Company's financial results, are included in the Annual Report on Form 10-K of Mystic Financial, Inc.

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

      The level of other income and operating expenses also affects the Company's profitability. Other income consists primarily of service fees, loan servicing and other loan fees, and gains on sales of investment securities available for sale. Operating expenses consist of salaries and benefits, occupancy related expenses, and other general operating expenses.

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

Average Balances, Interest and Average Yields

      The following tables set forth certain information relating to the Company's average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense, by the average monthly balances of assets and liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the tables. The investment securities in the following tables are presented at amortized cost.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                  Three Months Ending September 30, 1999    Three Months Ending September 30, 1998
                                                  --------------------------------------    --------------------------------------
                                                  Average        Interest         Yield/    Average        Interest         Yield/
                                                  Balance     Income/Expense      Rate      Balance     Income/Expense      Rate
                                                  -------     --------------      ------    -------     --------------      ------

INTEREST-EARNING ASSETS:
  Total loans, net                                $159,003        $3,123           7.86%    $139,812        $2,773           7.93%
  Investments                                       32,653           475           5.82%      25,113           348           5.54%
  Other earning assets                               9,692           126           5.20%      15,363           204           5.31%
                                                  ----------------------                    ----------------------
    Total interest-earning assets                  201,348         3,724           7.40%     180,288         3,325           7.38%
                                                                  ------                                    ------
  Cash and due from banks                            4,292                                     3,599
  Other assets                                       6,353                                     6,182
                                                  --------                                  --------
    Total assets                                  $211,993                                  $190,069
                                                  ========                                  ========

INTEREST-BEARING LIABILITES:
  Regular and other deposits                      $ 41,449           237           2.29%    $ 41,280           275           2.66%
  NOW accounts                                      24,037            89           1.48%      22,678            90           1.59%
  Money market deposits                              6,531            37           2.27%       6,471            42           2.60%
  Certificates of deposit                           74,380           929           5.00%      59,500           822           5.53%
                                                  ----------------------                    ----------------------
    Total interest-bearing deposits                146,397         1,292           3.53%     129,929         1,229           3.78%
FHLB borrowings                                     21,158           311           5.88%      16,600           253           6.10%
                                                  ----------------------                    ----------------------
    Total interest-bearing liabilities             167,555         1,603           3.83%     146,529         1,482           4.05%
                                                                  ------                                    ------
Demand deposit accounts                              9,730                                     7,095
Other liabilities                                    1,194                                     1,250
                                                  --------                                  --------
    Total liabilities                              178,479                                   154,874
Stockholders' equity                                33,514                                    35,195
                                                  --------                                  --------
    Total liabilities and stockholders' equity    $211,993                                  $190,069
                                                  ========                                  ========

Net interest income                                               $2,121                                    $1,843
                                                                  ======                                    ======

Interest rate spread                                                               3.57%                                     3.33%

Net interest margin                                                                4.21%                                     4.09%

Interest earning assets/interest-bearing
 liabilities                                                                       1.20x                                     1.23x


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


                                 Three Months Ended September 30,
                                           1999 vs 1998
                                        Increase (decrease)
                                 --------------------------------
                                       Due To
                                 -------------------
                                 Rate         Volume        Total
                                 ----         ------        -----

Interest and dividend income:
  Loans, net                     $(27)         $377         $350
  Investments                      18           109          127
  Other earning assets             (4)          (74)         (78)
                                 -------------------------------
      Total                       (13)          412          399
                                 -------------------------------
Interest expense:
  Deposits                        (86)          149           63
  Borrowed funds                  (10)           68           58
                                 -------------------------------
      Total                       (96)          217          121
                                 -------------------------------
Change in net interest income    $ 83          $195         $278
                                 ===============================


Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

      The Company's total assets amounted to $225.0 million at September 30, 1999 compared to $215.2 million at June 30, 1999, an increase of $9.8 million or 4.5%. The increase in total assets is principally due to continued loan growth.

      Cash and cash equivalents increased to $19.7 million at September 30, 1999 from $18.7 million at June 30, 1999, an increase of $1.0 million or 5.3%. Cash and cash equivalents are volatile due to the Company's large deposit relationship with a law firm, which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances. Investment securities decreased to $32.4 million at September 30, 1999 from $34.4 million at June 30, 1999, a decrease of $1.9 million or 5.7%. Cash and cash equivalents and investment securities have remained stable due to the Company's efforts to maintain liquidity and to improve its interest rate sensitivity.

      Net loans increased by $10.4 million or 6.7% to $165.1 million or 73.4% of total assets at September 30, 1999 as compared to $154.7 million or 71.9% of total assets at June 30, 1999 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

      Total deposits increased by $3.5 million or 2.2% to $164.3 million at September 30, 1999 from $160.9 million at June 30, 1999. The increase in deposits is due to the combination of a deposit promotion in the certificates of deposit category, an increase to the IOLTA accounts which are included in the NOW accounts category, and an increase in demand deposits.

      Total borrowings increased by $7.0 million to $26.0 million at September 30, 1999 from $19.0 million at June 30, 1999. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the Federal Home Loan Bank of Boston ("FHLBB") to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio. The retention of these loans is helping the Company leverage the capital it raised in the conversion.

      Stockholders' equity decreased by $928,000 to $33.1 million at September 30, 1999 from $34.1 million at June 30, 1999 as a result of the repurchase of 102,942 shares of common stock purchased by the Company's RRP Trust at a cost of $1.3 million, dividends paid of $134,000, a decrease in the net unrealized gain on securities available for sale of $234,000, offset by net income of $487,000, and amortization of unearned ESOP and RRP shares of $248,000.

Comparison of the Operating Results for the Three Months Ended
September 30, 1999 and 1998

      Net Income. Net income was $487,000 for the three months ended September 30, 1999, compared to $415,000 for the three months ended September 30, 1998. Return on average assets was .92% for the three months ended September 30, 1999, compared to .87% for the three months ended September 30, 1998. Return on average equity was 5.81% for the three months ended September 30, 1999, compared to 4.72% for the three months ended September 30, 1998.

      The increase in income before income taxes for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was attributable to an increase in net interest income of $278,000 and a decrease of $20,000 in provision for loan losses, which were partially offset by a decrease in other income of $27,000, and an increase in operating expenses of $152,000.

      Interest and Dividend Income. Total interest and dividend income increased by $399,000 or 12.0% to $3.7 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998. The increase in interest income was a result of a higher level of loans and investment securities resulting from general asset growth.
The average balance of net loans for the three months ended September 30, 1999 was $159.0 million compared to $139.8 million for the three months ended September 30, 1998. The average yield on net loans was 7.86% for the three months ended September 30, 1999 compared to 7.93% for the three months ended September 30, 1998.

      The average balance of investment securities for the three months ended September 30, 1999 was $32.7 million compared to $25.1 million for the three months ended September 30, 1998. The average yield on investment securities was 5.82% for the three months ended September 30, 1999 compared to 5.54% for the three months ended September 30, 1998. The average balance of other earning assets for the three months ended September 30, 1999 was $9.7 million compared to $15.4 million for the three months ended September 30, 1998. The average yield on other earning assets was 5.20% for the three months ended September 30, 1999 compared to 5.31% for the three months ended September 30, 1998.

      Interest Expense. Total interest expense increased by $121,000 or 8.2% to $1.6 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. Interest expense increased due to an increase in deposits and FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities.

      Average interest-bearing deposits increased by $16.5 million or 12.7% to $146.4 million while the average rate decreased 25 basis points to 3.53% from 3.78% for the three months ended September 30, 1999. Average borrowings increased by $4.6 million to $21.2 million for the three months ended September 30, 1999 from $16.6 million while the average rate decreased 22 basis points to 5.88% from 6.10% for the three months ended September 30, 1998.

      Net Interest Income. Net interest income for the three months ended September 30, 1999 was $2.1 million as compared to $1.8 million for the three months ended September 30, 1998. The $278,000 or 15.1% increase can be attributed to a combination of the $399,000 increase in interest and dividend income and the $121,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 2 basis points to 7.40% for the three months ended September 30, 1999 from 7.38% for the three months ended September 30, 1998, while the average cost on interest-bearing liabilities decreased by 22 basis points to 3.83% for the three months ended September 30, 1999 from 4.05% for the three months ended September 30, 1998. As a result, the interest rate spread increased to 3.57% for the three months ended September 30, 1999 from 3.33% for the three months ended September 30, 1998.

      Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1999 was $40,000, compared to $60,000 for the three months ended September 30, 1998. This decrease reflects the decrease in non-performing loans at September 30, 1999 compared to September 30, 1998. At September 30, 1999, the balance of the allowance for loan losses was $1,383,000 or .84% of net loans. At September 30, 1998, the balance of the allowance for loan losses was $1,282,000 or .89% of net loans.

      Other Income. Other income was $216,000 for the three months ended September 30, 1999 compared to $243,000 for the three months ended September 30, 1998. The $27,000 decrease was primarily the result of a decrease in the gain on the sales of investment securities of $30,000.

      Operating Expenses. Operating expenses increased by $152,000 or 11.3% to $1.5 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998. Salaries and employee benefits increased by $100,000 due to staff hired for the opening of a new branch office in Lexington, Massachusetts, in November 1998, expense recorded for the Company's RRP, and normal salary increases. Occupancy and equipment expenses increased by $49,000, primarily due to the opening of the Lexington branch. An increase in other general and administrative expenses of $8,000 was caused by higher professional fees, liability insurance costs, and additional operating costs from operating as a publicly held stock institution.

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

      The term "interest rate sensitivity" refers to those assets and liabilities, which mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions have historically operated in a mismatched position with interest-sensitive liabilities exceeding interest-sensitive assets in the short-term time periods. As noted above, one of the principal goals of the Bank's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

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

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at September 30, 1999 was 31.4%.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLBB. At September 30, 1999, the Company had borrowings of $26.0 million from the FHLBB.

      At September 30, 1999, the Company had $9.7 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $65.6 million at September 30, 1999. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At September 30, 1999, the Company and the Bank exceeded all of their regulatory capital requirements.

Year 2000

      The Year 2000 Problem centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Bank and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Bank's direct control and with whom the Bank electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Bank could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      The Company and the Bank are utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. All significant reprogramming efforts were complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's and the Bank's primary data processing vendors whose plans are being developed to address processing of transactions in the year 2000. Although the Company cannot currently estimate the extent to which any failure to process date information correctly could have a material adverse effect on the Company's business, operations or financial condition, management believes that, if not adequately addressed, such delays, errors or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

      In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has spent approximately $125,000 on Year 2000 related costs to date and estimates that it will spend an additional $50,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has developed a contingency plan, which would be implemented in the unlikely event that it is not Year 2000 compliant. The Company will continue to closely monitor the progress of its Year 2000 compliance plan.

Financial Services Modernization Bill

      In October 1999, the U.S. Congress overwhelmingly passed the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The legislation has been forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provide a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provide an enhanced framework for protecting the privacy of consumer information, (v) adopt a number of provisions related to the capitalization, membership, corporate governance and other measure designed to modernize the Federal Home Loan Bank system, (vi) modify the laws governing the implementation of the Community Reinvestment act and (vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      In particular, the pending legislation would restrict the authority of unitary savings and loan holding companies under current law to engage in non-financially related activities. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) would retain this authority. All other savings and loan holding companies would be limited to financially related activities permissible for financial holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan holding companies.

      Bank holding companies would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

      The Company does not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in market risk since June 30, 1999.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders (the "Meeting") on October 20, 1999. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

      1.  For the election of each of the nominees for director:

            Nominee                     For          Withheld
            -------                     ---          --------
            Frederick N. Dello Russo    2,056,252    31,484
            Richard M. Kazanjian        2,056,872    30,864
            John W. Maloney             2,063,897    23,839

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

      2. For the ratification of the appointment of Wolf & Company, P.C. to act as independent auditors for the Company for the fiscal year ending June 30, 2000.

            For:          2,061,146
            Against:         10,549
            Abstained:       16,041

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

      (b) Reports on Form 8-K

          27.1 Financial Data Schedule

      (b) Reports on Form 8-K

          None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MYSTIC FINANCIAL, INC.


Date:  November 10, 1999           By:  /s/ Robert H. Surabian
       -------------------              -----------------------------------
                                        Robert H. Surabian
                                        President and Chief Executive
Officer

Date:  November 10, 1999           By:  /s/ Ralph W. Dunham
       -------------------              -----------------------------------
                                        Ralph W. Dunham
                                        Executive Vice-President, Chief
                                        Financial Officer, and Treasurer