Form 10-Q
period 1999-12-31
MYSTIC FINANCIAL INC
filed 2000-02-11
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 1999

                                      OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                       Commission file number 0-23533

                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                          04-3401049
---------------------------------                        -------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

             60 HIGH STREET
         MEDFORD, MASSACHUSETTS                                  02155
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (781) 395-2800
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

                          YES    X        NO
                               -----          -----

As of February 10, 2000, 2,206,504 shares of the registrant's common stock were outstanding.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I     FINANCIAL INFORMATION                                        Page
           ---------------------                                        ----

Item 1     Financial Statements:

           Consolidated Balance Sheets - December 31, 1999
           and June 30, 1999                                              3

           Consolidated Statements of Income - Three and Six Months
           Months Ended December 31, 1999 and 1998                        4

           Consolidated Statement of Changes in Stockholders'
           Equity - Six Months Ended December 31, 1999 and 1998           5

           Consolidated Statements of Cash Flows - Six Months
           Ended December 31, 1999 and 1998                               6

           Notes to Unaudited Consolidated Financial Statements -
           December 31, 1999                                              7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11

Item 3     Quantitative and Qualitative Disclosures About
           Market Risk                                                   25

PART II    OTHER INFORMATION
           -----------------

Item 6     Exhibits and Reports on Form 8-K                              25

           SIGNATURES                                                    25
           ----------


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                       December 31, 1999    June 30, 1999
                                                       -----------------    -------------
                                                                  (Unaudited)

Assets
  Cash and due from banks                                  $  7,585           $  6,442
  Federal funds sold                                          3,996             11,674
  Short-term investments                                        176                605
                                                           ---------------------------
      Total cash and cash equivalents                        11,757             18,721

  Securities available for sale, at fair value               30,547             31,772
  Securities held to maturity, at amortized cost                  -              1,500
  Federal Home Loan Bank stock, at cost                       1,698              1,080
  Loans, net of allowance for loan losses of $1,456
   and $1,348, respectively                                 175,461            154,689
  Mortgage loans held for sale, net                             433                406
  Bank premises and equipment, net                            2,559              2,657
  Real estate held for investment, net                        1,701              1,730
  Accrued interest receivable                                 1,210              1,265
  Due from Co-operative Central Bank                            929                929
  Other assets                                                1,178                465
                                                           ---------------------------
                                                           $227,473           $215,214
                                                           ===========================

Liabilities and Stockholders' Equity
  Deposits                                                 $159,809           $160,867
  Federal Home Loan Bank borrowings                          33,964             18,978
  Mortgagors' escrow accounts                                   702                547
  Accrued interest payable                                      400                334
  Accrued expenses and other liabilities                        543                436
                                                           ---------------------------
        Total liabilities                                   195,418            181,162
                                                           ---------------------------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued                                        -                  -
  Common stock, $.01 par value, 5,000,000 shares
   authorized, 2,711,125 issued                                  27                 27
  Additional paid-in capital                                 25,651             25,688
  Retained earnings                                          14,750             14,128
  Treasury stock, at cost - 388,490 and 266,247 shares
   at December 31, 1999 and June 30, 1999, respectively      (4,937)            (3,485)
  Accumulated other comprehensive income                        124                394
  Unearned ESOP shares                                       (2,508)            (2,700)
  Unearned RRP stock                                         (1,052)                 -
                                                           ---------------------------
      Total stockholders' equity                             32,055             34,052
                                                           ---------------------------
                                                           $227,473           $215,214
                                                           ===========================


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                        Three Months Ended      Six Months Ended
                                                        --------------------    --------------------
                                                        December    December    December    December
                                                        31, 1999    31, 1998    31, 1999    31, 1998
                                                        --------    --------    --------    --------
                                                                         (Unaudited)

Interest and dividend income:
  Interest and fees on loans                            $ 3,382     $ 2,811     $ 6,505     $ 5,584
  Interest and dividends on investment securities           462         294         937         642
  Other interest                                             94         243         220         447
                                                        -------------------------------------------
      Total interest and dividend income                  3,938       3,348       7,662       6,673
                                                        -------------------------------------------

Interest expense
  Deposits                                                1,345       1,219       2,637       2,448
  Federal Home Loan Bank borrowings                         431         277         742         530
                                                        -------------------------------------------
      Total interest expense                              1,776       1,496       3,379       2,978
                                                        -------------------------------------------
Net interest income                                       2,162       1,852       4,283       3,695
Provision for loan losses                                    75          30         115          90
                                                        -------------------------------------------
Net interest income, after provision for loan losses      2,087       1,822       4,168       3,605
                                                        -------------------------------------------

Other income:
  Customer service fees                                     148         134         289         269
  Gain on sales of mortgage loans                             2          80           2          89
  Gain on sales of securities available for sale, net        36           -          67          61
  Co-operative Central Bank Share Insurance Fund
   Special Dividend                                          35          51          35          51
  Miscellaneous                                              50          55          94          93
                                                        -------------------------------------------
      Total other income                                    271         320         487         563
                                                        -------------------------------------------

Operating expenses:
  Salaries and employee benefits                          1,035         810       1,971       1,646
  Occupancy and equipment expenses                          164         118         328         233
  Data processing expenses                                   77          78         143         149
  Other general and administrative expenses                 430         455         757         774
                                                        -------------------------------------------
      Total operating expenses                            1,706       1,461       3,199       2,802
                                                        -------------------------------------------

Income before income taxes                                  652         681       1,456       1,366
Provision for income taxes                                  255         272         572         542
                                                        -------------------------------------------
Net income                                              $   397     $   409     $   884     $   824
                                                        ===========================================
Earnings per share basic and diluted                    $  0.19     $  0.16     $  0.41     $  0.32
                                                        ===========================================
Weighted average shares outstanding - basic               2,094       2,574       2,155       2,602
                                                        ===========================================
Weighted average shares outstanding - diluted             2,094       2,574       2,155       2,602
                                                        ===========================================


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                 Six Months Ended December 31, 1999 and 1998
                               (In Thousands)


                                                                               Accumulated
                                           Additional                             Other       Unearned   Unearned       Total
                                  Common    Paid-In     Retained   Treasury   Comprehensive     ESOP       RRP      Stockholders'
                                  Stock     Capital     Earnings    Stock        Income        Shares     Stock         Equity
                                  ------   ----------   --------   --------   -------------   --------   --------   -------------

Balance at June 30, 1999            $27     $25,688     $14,128    $(3,485)       $394        $(2,700)   $     -       $34,052
Comprehensive income:
  Net income                          -           -         884          -           -              -          -           884
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                       (270)                        -          (270)
                                                                                                                       -------
      Total comprehensive income                                                                                           614
                                                                                                                       -------
Dividend paid ($0.12 per share)                            (262)                                                          (262)
Decrease in unearned ESOP shares                (37)                                              192          -           155
Purchase of RRP stock                                                                                     (1,295)       (1,295)
Purchase of treasury stock                                          (1,452)                                             (1,452)
Decrease in unearned RRP stock                                                                               243           243
                                    ------------------------------------------------------------------------------------------
Balance at December 31, 1999        $27     $25,651     $14,750    $(4,937)       $124        $(2,508)   $(1,052)      $32,055
                                    ==========================================================================================

Balance at June 30, 1998            $27     $25,710     $13,173    $   (21)       $432        $(3,194)   $     -       $36,127
                                                                                                                       -------
Comprehensive income:
  Net income                          -           -         824          -           -              -          -           824
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                        217                         -           217
                                                                                                                       -------
      Total comprehensive income                                                                                         1,041
                                                                                                                       -------
Dividend paid ($.10 per share)                             (264)                                               -          (264)
Purchase of treasury stock                                          (1,967)                                    -        (1,967)
Decrease in unearned ESOP shares                                                                  319          -           319
                                    ------------------------------------------------------------------------------------------
Balance at December 31, 1998        $27     $25,710     $13,733    $(1,988)       $649        $(2,875)   $     -       $35,256
                                    ==========================================================================================


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                                Six Months Ended
                                                                     --------------------------------------
                                                                     December 31, 1999    December 31, 1998
                                                                     -----------------    -----------------
                                                                                   (Unaudited)

Cash flows from operating activities:
  Net income                                                              $    884             $    824
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                                  115                   90
    Net amortization (accretion) of securities                                  (8)                  19
    Gain on sales of securities available for sale                             (67)                 (61)
    Gain on sale of loans                                                        -                  (89)
    Amortization of unearned ESOP shares                                       155                  319
    Amortization of unearned RRP stock                                         243                    -
    Depreciation expense                                                       186                  166
    Net change in mortgage loans held for sale                                 (27)                  80
    Decrease in accrued interest receivable                                     55                   83
    Increase in other assets                                                  (567)                (173)
    Increase in accrued interest payable                                        66                   56
    Increase (decrease) in accrued expenses and other liabilities              107                 (609)
                                                                          -----------------------------
      Net cash provided by operating activities                              1,142                  705
                                                                          -----------------------------

Cash flows from investing activities:
  Maturities of securities held to maturity                                  1,500                7,500
  Sales of securities available for sale                                     3,707                1,097
  Principal pay downs on mortgage-backed securities                            110                    -
  Purchase of securities available for sale                                 (2,933)              (1,765)
  Purchase of Federal Home Loan Bank Stock                                    (618)                  (8)
  Loans originated, net of payments received                               (20,887)             (12,315)
  Proceeds from sale of loans                                                    -                7,820
  Purchases of banking premises and equipment                                  (59)                (362)
                                                                          -----------------------------
      Net cash (used) provided by investing activities                     (19,180)               1,967
                                                                          -----------------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                       (1,058)               8,056
  Proceeds from borrowings                                                  24,702                3,600
  Repayment of borrowings                                                   (9,716)                 (13)
  Net increase in mortgagors' escrow accounts                                  155                  194
  Dividends paid                                                              (262)                (264)
  Purchase of treasury stock                                                (1,452)              (1,967)
  Purchase of RRP stock                                                     (1,295)                   -
                                                                          -----------------------------
      Net cash provided by financing activities                             11,074                9,606
                                                                          -----------------------------
Net change in cash and cash equivalents                                     (6,964)              12,278
Cash and cash equivalents at beginning of period                            18,721               25,979
                                                                          -----------------------------
Cash and cash equivalents at end of period                                $ 11,757             $ 38,257
                                                                          =============================

Supplemental cash flow information:
  Interest paid                                                           $  3,313             $  2,922
  Income taxes paid                                                            835                  813


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 1999


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

2)   Commitments and Contingencies

At December 31, 1999, the Bank had outstanding commitments to originate loans amounting to approximately $10.2 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $3.1 million and $9.3 million, respectively.

3)   Earnings Per Share

Earnings per share for the three and six months ended December 31, 1999 were $0.19 and $0.41, respectively, on a basic and diluted basis compared to $0.16 and $0.32 on a basic and diluted basis for the three and six months ended December 31, 1998, respectively.

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by Mystic's Employee Stock Ownership Plan (the "ESOP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

4)   Book Value Per Share

Book value per share of common stock was $15.50 as of December 31, 1999. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 2,068,649 shares of common stock outstanding as of December 31, 1999 for purposes of calculating the Company's book value per share.

5)   1999 Recognition and Retention Plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. As of September 30, 1999 the company's RRP Trust had completed the purchase of the authorized 102,942 shares in the open market at a cost of $1,295,000. Shares vest at a rate of 20% per year with the first vesting period ending December 31, 1999. At December 31, 1999, Awards were granted with respect to 96,342 shares. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards.

6)   Stock Repurchases

On October 14, 1999, the Company's Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 122,243 or 5% of its outstanding shares of common stock. On November 16, 1999, the Company completed its third repurchase program acquiring 122,243 shares at a cost of approximately $1,452,000. On January 12, 2000, the Company's Board of Directors adopted another stock repurchase program authorizing the Company to repurchase up to 116,131 shares or 5% of its outstanding shares of common stock. On January 28, 2000, the Company completed its fourth repurchase program acquiring 116,131 shares at a cost of approximately $1,306,000.

7)   Investment Securities

The following table sets forth the Company's investment securities at the dates indicated.


                                  December 31, 1999        June 30, 1999
                                 -------------------    -------------------
                                 Amortized     Fair     Amortized     Fair
                                   Cost        Value      Cost        Value
                                 ---------     -----    ---------     -----
                                               (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations             $21,832     $21,257    $24,323     $24,027
  Mortgage-backed securities        1,849       1,827          -           -
  Other bonds & obligations         3,857       3,730      4,556       4,498
  Marketable equity securities      2,818       3,733      2,287       3,247
                                  ------------------------------------------
      Total                       $30,356     $30,547    $31,166     $31,772
                                  ==========================================

Securities held to maturity:
  U.S. Government & federal
   agency obligations             $     -     $     -    $   500     $   501
  Other bonds & obligations             -           -      1,000       1,001
                                  ------------------------------------------
      Total                       $     -     $     -    $ 1,500     $ 1,502
                                  ==========================================


8)   Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                    December 31, 1999       June 30, 1999
                                    ------------------    -----------------
                                     Amount    Percent     Amount    Percent
                                     ------    -------     ------    -------
                                             (Dollars in Thousands)

Residential mortgage loans          $119,553     68.1%    $107,216     69.3%
Commercial real estate loans          39,818     22.7%      33,980     22.0%
Commercial loans                       8,937      5.1%       7,109      4.6%
Consumer loans                         1,455      0.8%       1,546      1.0%
Home equity loans                      2,795      1.6%       2,076      1.3%
Construction loans                     7,395      4.2%       7,021      4.5%
                                    ---------------------------------------
      Total loans                    179,953    102.5%     158,948    102.7%

Less:
  Deferred loan origination fees           3      0.0%          12      0.0%
  Unadvanced principal                 3,033      1.7%       2,899      1.8%
  Allowance for loan losses            1,456      0.8%       1,348      0.9%
                                    ---------------------------------------
        Loans, net                  $175,461    100.0%    $154,689    100.0%
                                    =======================================


9)   Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                  Six Months Ended     Six Months Ended
                                                  December 31, 1999    December 31, 1998
                                                  -----------------    -----------------
                                                          (Dollars in Thousands)

  Average loans, net                                   $165,227             $140,910
                                                       =============================
  Period-end net loans                                 $175,461             $143,087
                                                       =============================

  Allowance for loan losses at beginning of period     $  1,348             $  1,236
  Provision for loan losses                                 115                   90
  Plus recoveries                                             1                    2
  Loans charged-off                                          (8)                 (17)
                                                       -----------------------------
  Allowance for loan losses at end of period           $  1,456             $  1,311
                                                       =============================

  Non-performing loans                                 $     14             $      2
                                                       =============================

Ratios:
  Allowance for loan losses to period-end net loans        0.83%                0.92%
  Net charge-offs to average loans, net                    0.01%                0.02%


10)  Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                     December 31, 1999       June 30, 1999
                                                     ------------------    ------------------
                                                      Amount    Percent     Amount    Percent
                                                      ------    -------     ------    -------
                                                              (Dollars in Thousands)

Deposits:
  Savings deposits                                   $ 40,496     25.3%    $ 40,903     25.4%
  NOW accounts                                         24,225     15.2%      29,361     18.3%
  Money market deposits                                 6,588      4.1%       7,020      4.4%
  Demand deposits                                       9,771      6.1%       8,556      5.3%
  Certificates of deposit                              78,729     49.3%      75,027     46.6%
                                                     ---------------------------------------
      Total deposits                                 $159,809    100.0%    $160,867    100.0%
                                                     =======================================

Borrowed funds:
  Advances from Federal Home Loan Bank of Boston:
    Maturities less than one year                    $  9,200     27.1%    $  2,400     12.6%
    Maturities greater than one year                   24,764     72.9%      16,578     87.4%
                                                     ---------------------------------------
      Total borrowed funds                           $ 33,964    100.0%    $ 18,978    100.0%
                                                     =======================================



                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 1999


General

      The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at December 31, 1999 to June 30, 1999, and the results of operations for the three and six months ended December 31, 1999, compared to the same periods in 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

      The Company and the Bank may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this quarterly filing with the Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-Q, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

      * the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;
      * the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
      *  inflation, interest rate, market and monetary fluctuations;
      * the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
      * the willingness of users to substitute competitors' products and services for the Company's and the Bank's products and services;
      * the Company's and the Bank's success in gaining regulatory approval of their products and services, when required;
      * the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
      *  the impact of technological changes;
      *  acquisitions;
      *  changes in consumer spending and saving habits; and
      * the Company's and the Bank's success at managing the risks involved in their business.

      This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                  Three Months Ending December 31, 1999    Three Months Ending December 31, 1998
                                                  -------------------------------------    -------------------------------------
                                                   Average        Interest       Yield/     Average        Interest       Yield/
                                                   Balance     Income/Expense    Rate       Balance     Income/Expense    Rate
                                                   -------     --------------    ----       -------     --------------    ------
                                                                               (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                $171,450         $3,382        7.89%     $142,007         $2,811        7.92%
  Investments                                       31,872            462        5.80%       21,687            294        5.42%
  Other earning assets                               7,408             94        5.08%       20,020            243        4.86%
                                                  -----------------------                  -----------------------
    Total interest-earning assets                  210,730          3,938        7.48%      183,714          3,348        7.29%
                                                                   ------                                   ------
  Cash and due from banks                            5,053                                    3,936
  Other assets                                       6,736                                    6,193
                                                  --------                                 --------
    Total assets                                  $222,519                                 $193,843
                                                  ========                                 ========

INTEREST-BEARING LIABILITES:
  Regular and other deposits                      $ 40,552            237        2.34%     $ 40,544            250        2.47%
  NOW accounts                                      22,994             88        1.53%       23,588             94        1.59%
  Money market deposits                              6,755             39        2.31%        6,381             39        2.44%
  Certificates of deposit                           77,696            981        5.05%       61,541            836        5.43%
                                                  -----------------------                  -----------------------
    Total interest-bearing deposits                147,997          1,345        3.64%      132,054          1,219        3.69%
FHLB borrowings                                     29,262            431        5.89%       18,624            277        5.95%
                                                  -----------------------                  -----------------------
    Total interest-bearing liabilities             177,259          1,776        4.01%      150,678          1,496        3.97%
                                                                   ------                                   ------
Demand deposit accounts                             11,351                                    7,170
Other liabilities                                    1,465                                    1,267
                                                  --------                                 --------
    Total liabilities                              190,075                                  159,115
Stockholders' equity                                32,444                                   34,728
                                                  --------                                 --------
    Total liabilities and stockholders' equity    $222,519                                 $193,843
                                                  ========                                 ========

Net interest income                                                $2,162                                   $1,852
                                                                   ======                                   ======

Interest rate spread                                                             3.47%                                    3.32%

Net interest margin                                                              4.10%                                    4.03%

Interest-earning assets/interest-bearing
 liabilities                                                                     1.19x                                    1.22x


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                 SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998



                                                   Six Months Ending December 31, 1999      Six Months Ending December 31, 1998
                                                  -------------------------------------    -------------------------------------
                                                   Average        Interest       Yield/     Average        Interest       Yield/
                                                   Balance     Income/Expense    Rate       Balance     Income/Expense    Rate
                                                   -------     --------------    ----       -------     --------------    ------
                                                                               (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                $165,227         $6,505        7.87%     $140,910         $5,584        7.93%
  Investments                                       32,262            937        5.81%       23,400            642        5.49%
  Other earning assets                               8,550            220        5.15%       17,691            447        5.05%
                                                  -----------------------                  -----------------------
    Total interest-earning assets                  206,039          7,662        7.44%      182,001          6,673        7.33%
                                                                   ------                                   ------
  Cash and due from banks                            4,673                                    3,767
  Other assets                                       6,544                                    6,188
                                                  --------                                 --------
    Total assets                                  $217,256                                 $191,956
                                                  ========                                 ========

INTEREST-BEARING LIABILITES:
  Regular and other deposits                      $ 41,000            473        2.31%     $ 40,912            525        2.57%
  NOW accounts                                      23,516            177        1.51%       23,133            184        1.59%
  Money market deposits                              6,643             77        2.32%        6,426             81        2.52%
  Certificates of deposit                           76,036          1,910        5.02%       60,520          1,658        5.48%
                                                  -----------------------                  -----------------------
    Total interest-bearing deposits                147,198          2,637        3.58%      130,991          2,448        3.74%
FHLB borrowings                                     25,209            742        5.89%       17,612            530        6.02%
                                                  -----------------------                  -----------------------
    Total interest-bearing liabilities             172,407          3,379        3.92%      148,603          2,978        4.01%
                                                                   ------                                   ------
Demand deposit accounts                             10,540                                    7,133
Other liabilities                                    1,340                                    1,164
                                                  --------                                 --------
    Total liabilities                              184,287                                  156,900
Stockholders' equity                                32,969                                   35,056
                                                  --------                                 --------
    Total liabilities and stockholders' equity    $217,256                                 $191,956
                                                  ========                                 ========

Net interest income                                                $4,283                                   $3,695
                                                                   ======                                   ======

Interest rate spread                                                             3.52%                                    3.32%

Net interest margin                                                              4.16%                                    4.06%

Interest-earning assets/interest-bearing liabilities                             1.20x                                    1.22x


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


                                 Three Months Ended December 31,
                                           1999 vs 1998
                                       Increase (decrease)
                                 -------------------------------
                                       Due To
                                 ------------------
                                  Rate       Volume       Total
                                  ----       ------       -----
                                          (In Thousands)

Interest and dividend income:
  Loans, net                     $ (12)      $ 583        $ 571
  Investments                       22         146          168
  Other earning assets              11        (160)        (149)
                                 ------------------------------
      Total                         21         569          590
                                 ------------------------------

Interest expense:
  Deposits                         (17)        143          126
  Borrowed funds                    (3)        157          154
                                 ------------------------------
      Total                        (20)        300          280
                                 ------------------------------
Change in net interest income    $  41       $ 269        $ 310
                                 ==============================


                                  Six Months Ended December 31,
                                           1999 vs 1998
                                       Increase (decrease)
                                 -------------------------------
                                       Due To
                                 ------------------
                                  Rate       Volume       Total
                                  ----       ------       -----
                                          (In Thousands)

Interest and dividend income:
  Loans, net                     $ (43)      $ 964        $ 921
  Investments                       39         256          295
  Other earning assets               9        (236)        (227)
                                 ------------------------------
      Total                          5         984          989
                                 ------------------------------

Interest expense:
  Deposits                        (107)        296          189
  Borrowed funds                   (12)        224          212
                                 ------------------------------
      Total                       (119)        520          401
                                 ------------------------------
Change in net interest income    $ 124       $ 464        $ 588
                                 ==============================


Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1999 and at June 30, 1999

      Total assets increased to $227.5 million at December 31, 1999 from $215.2 million at June 30, 1999, an increase of $12.3 million or 5.7%. The increase in total assets is principally due to continued loan growth.

      Cash and cash equivalents decreased to $11.8 million at December 31, 1999 from $18.7 million at June 30, 1999, a decrease of $7.0 million or 37.2%. The decrease primarily results from the Company's deposit relationship with a law firm which maintains large, short-term deposits in real estate conveyancing accounts that carry significant fluctuations in its deposit account balances. A decrease in investment securities of $2.1 million or 6.1% to $32.2 million at December 31, 1999 from $34.4 million at June 30, 1999 resulted primarily from the Company's loan growth.

      Net loans increased by $20.8 million or 13.4% to $175.5 million or 77.1% of total assets at December 31, 1999 as compared to $154.7 million or 71.9% of total assets at June 30, 1999 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

      Total deposits decreased by $1.1 million 0.7% to $159.8 million at December 31, 1999 from $160.9 million at June 30, 1999. The decrease in deposits is principally due to the volatile nature of the IOLTA accounts which are included in the NOW accounts category.

      Total borrowings increased by $15.0 million to $34.0 million at December 31, 1999 from $19.0 million at June 30, 1999. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the Federal Home Loan Bank of Boston ("FHLBB") to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio. The retention of these loans is helping the Company leverage the capital it raised in the conversion.

      Stockholders' equity decreased by $2.0 million to $32.1 million at December 31, 1999 from $34.1 million at June 30, 1999 as a result of the repurchase of 122,243 shares of common stock held in treasury at a cost of $1.5 million, the repurchase of 102,942 shares of common stock at a cost of $1.3 million to fund the Company's Recognition and Retention Plan (the "RRP"), dividends paid of $262,000 and a decrease in the net unrealized gain on securities available for sale of $270,000, offset by net income of $884,000 and a decrease in unearned ESOP shares and unearned RRP stock.

Comparison of the Operating Results for the Three and Six Months Ended December 31, 1999 and 1998

      Net Income. Net income was $397,000 and $884,000 for the three and six months ended December 31, 1999, respectively, compared to $409,000 and $824,000 for the three and six months ended December 31, 1998, respectively. Return on average assets was .71% and .81% for the three and six months ended December 31, 1999, respectively, compared to .84% and .86% for the three and six months ended December 31, 1998, respectively. Return on average equity was 4.89% and 5.36% for the three and six months ended December 31, 1999, respectively, compared to 4.71% and 4.70% for the three and six months ended December 31, 1998, respectively. The decrease in the return on average assets is due to higher operating expenses while the increase in the return on average equity resulted from achieving net income on a smaller average balance of stockholders' equity, principally caused by repurchases of common stock.

      The decrease in net income for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 was attributable to an increase in net interest income of $310,000 and a decrease in the provision for income taxes of $17,000 offset by a decrease in other income of $49,000, an increase of $45,000 in provision for loan losses, and an increase in operating expenses of $245,000. The increase in net income for the six months ended December 31, 1999 compared to the six months ended December 31, 1998 was attributable to an increase in net interest income of $588,000 offset by a decrease in other income of $76,000, an increase of $25,000 in provision for loan losses, an increase in operating expenses of $397,000 and an increase in the provision for income taxes of $30,000.

      Interest Income. Total interest and dividend income increased by $590,000 or 17.6% to $3.9 million for the three months ended December 31, 1999 from $3.3 million for the three months ended December 31, 1998. The increase in interest income was a result of an increase in the average balance of loans and investment securities, partially offset by a decrease in the average balance of other earning assets. The average balance of net loans for the three months ended December 31, 1999 was $171.5 million compared to $142.0 million for the three months ended December 31, 1998. The average yield on net loans was 7.89% for the three months ended December 31, 1999 compared to 7.92% for the three months ended December 31, 1998. The decrease in the yield on net loans reflects the result of residential mortgage loan refinancing activity at lower interest rates.

      The average balance of investment securities for the three months ended December 31, 1999 was $31.9 million compared to $21.7 million for the three months ended December 31, 1998. The average yield on investment securities was 5.80% for the three months ended December 31, 1999 compared to 5.42% for
the three months ended December 31, 1998.   The average balance of other
earning assets for the three months ended December 31, 1999 was $7.4 million compared to $20.0 million for the three months ended December 31, 1998. The average yield on other earning assets was 5.08% for the three months ended December 31, 1999 compared to 4.86% for the three months ended December 31, 1998. The increase in the average yield on investment securities and other earning assets reflects the general increase in market interest rates since the prior period.

      Total interest and dividend income increased by $989,000 or 14.8% to $7.7 million for the six months ended December 31, 1999 from $6.7 million for the six months ended December 31, 1998. The increase in interest income was a result of an increase in the average balance of loans and investment securities, partially offset by a decrease in the average balance of other earning assets. The average balance of net loans for the six months ended December 31, 1999 was $165.2 million compared to $140.9 million for the six months ended December 31, 1998. The average yield on net loans was 7.87% for the six months ended December 31, 1999 compared to 7.93% for the six months ended December 31, 1998. The decrease in the yield on net loans reflects the result of residential mortgage loan refinancing activity at lower interest rates.

      The average balance of investment securities for the six months ended December 31, 1999 was $32.3 million compared to $23.4 million for the six months ended December 31, 1998. The average yield on investment securities was 5.81% for the six months ended December 31, 1999 compared to 5.49% for the
six months ended December 31, 1998.   The average balance of other earning
assets for the six months ended December 31, 1999 was $8.6 million compared to $17.7 million for the six months ended December 31, 1998. The average yield on other earning assets was 5.15% for the six months ended December 31, 1999 compared to 5.05% for the six months ended December 31, 1998. The increase in the average yield on investment securities and other earning assets reflects the general increase in market interest rates since the prior period.

      Interest Expense. Total interest expense increased by $280,000 or 18.7% to $1.8 million for the three months ended December 31, 1999 from $1.5 million for the three months ended December 31, 1998. Interest expense increased primarily due to the increase in certificates of deposit balances and the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities.

      Average interest-bearing deposits increased by $15.9 million or 12.1% to $148.0 million while the average rate decreased five basis points to 3.64% from 3.69% for the three months ended December 31, 1999. Average borrowings increased by $10.6 million to $29.3 million for the three months ended December 31, 1999 from $18.6 million while the average rate decreased six basis points to 5.89% from 5.95% for the three months ended December 31, 1998.

      Total interest expense increased by $401,000 to $3.4 million for the six months ended December 31, 1999 from $3.0 million for the six months ended December 31, 1998. Interest expense increased primarily due to the increase in certificates of deposit and the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio with borrowings of various maturities.

      Average interest-bearing deposits increased by $16.2 million or 12.4% to $ 147.2 million while the average rate decreased 16 basis points to 3.58% from 3.74% for the six months ended December 31, 1999. Average borrowings increased by $7.6 million to $25.2 million for the six months ended December 31, 1999 from $17.6 million while the average rate decreased 13 basis points to 5.89% from 6.02% for the six months ended December 31, 1998.

      Net Interest Income. Net interest income for the three months ended December 31, 1999 was $2.2 million as compared to $1.9 million for the three months ended December 31, 1998. The $310,000 or 16.7% increase can be attributed to a combination of the $590,000 increase in interest and dividend income and the $280,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 19 basis points to 7.48% for the three months ended December 31, 1999 from 7.29% for the three months ended December 31, 1998, while the average cost on interest-bearing liabilities increased by four basis points to 4.01% for the three months ended December 31, 1999 from 3.97% for the three months ended December 31, 1998. As a result, the interest rate spread increased to 3.47% for the three months ended December 31, 1999 from 3.32% for the three months ended December 31, 1998.

      Net interest income for the six months ended December 31, 1999 was $4.3 million as compared to $3.7 million for the six months ended December 31, 1998. The $588,000 or15.9% increase can be attributed to a combination of the $989,000 increase in interest and dividend income and the $401,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 11 basis points to 7.44% for the six months ended December 31, 1999 from 7.33% for the six months ended December 31, 1998, while the average cost on interest-bearing liabilities decreased by nine basis points to 3.92% for the six months ended December 31, 1999 from 4.01% for the six months ended December 31, 1998. As a result, the interest rate spread increased to 3.52% for the six months ended December 31, 1999 from 3.32% for the six months ended December 31, 1998.

      Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 1999 was $75,000 and $115,000, respectively, compared to $30,000 and $90,000 for the three and six months ended December 31, 1998, respectively. The increases reflect the increase in net loans and the Company's continuing emphasis on small business lending. At December 31, 1999, the balance of the allowance for loan losses was $1,456,000 or .83% of net loans. During the six months ended December 31, 1999, $8,000 was charged against the allowance for loan losses while $1,000 in recoveries was credited to the allowance for loan losses. At December 31, 1998, the balance of the allowance for loan losses was $1,311,000 or .92% of net loans. During the six months ended December 31, 1998, $17,000 was charged against the allowance for loan losses while $2,000 in recoveries was credited to the allowance for loan losses.

      Other Income. Other income was $271,000 for the three months ended December 31, 1999 compared to $320,000 for the three months ended December 31, 1998. The $49,000 decrease was primarily the result of a $78,000 decrease in the gain on the sales of mortgage loans partially offset by an increase in the gain on sales of securities available for sale of $36,000. Other income was $487,000 for the six months ended December 31, 1999 compared to $563,000 for the six months ended December 31, 1998. The $76,000 decrease was primarily the result of an $87,000 decrease in the gain on the sales of mortgage loans.

      Operating Expenses. Operating expenses increased by $245,000 or 16.8% to $1.7 million for the three months ended December 31, 1999 from $1.5 million for the three months ended December 31, 1998. Salaries and employee benefits increased by $225,000. This increase was caused in part by expenses related to the opening of a branch office in Lexington, Massachusetts, in late November 1998, the adoption of the Company's RRP, and general salary increases. Occupancy and equipment expenses increased by $46,000 due primarily to the opening of the branch office. A decrease in other general and administrative expenses of $25,000 was caused by a reduction in marketing and promotional expenses related to the branch office in Lexington, Massachusetts.

      Operating expenses increased by $397,000 or 14.2% to $3.2 million for the six months ended December 31, 1999 from $2.8 million for the six months ended December 31, 1998. Salaries and employee benefits increased by $325,000. This increase was caused in part by the opening of a branch office in Lexington, Massachusetts, in late November 1998, the adoption of the Company's RRP, and general salary increases. A decrease in other general and administrative expenses of $17,000 was caused by a reduction in marketing and promotional expenses related to the branch office. The opening of the Lexington office also resulted in an increase of $95,000 in occupancy and equipment expenses for the six months ended December 31, 1999 as compared to the same period last year. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a publicly held stock institution and the ongoing operating costs of the Lexington office.

Asset/Liability Management

      A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Company's principal interest-earning assets have longer terms to maturity than its primary source of funds, (i.e. deposit liabilities), increases in general interest rates will generally result in an increase in the Company's cost of funds before the yield on its asset portfolio adjusts upward. Banking institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank has attempted to sell fixed-rate loans with terms in excess of 15 years. However, following the conversion, the Bank has retained a greater portion of its fixed rate loans. A substantial portion of the fixed-rate loans retained in portfolio has been funded with borrowings from the FHLBB.

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

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 1999 was 42.7%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLBB. At December 31, 1999, the Company had borrowings of $34.0 million from the FHLBB.

      At December 31, 1999, the Company had $10.2 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less totaled $62.5 million at December 31, 1999. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 1999, the Company and the Bank exceeded all of their regulatory capital requirements.

Year 2000

      Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be affected in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

      Monitoring and managing the Year 2000 project has resulted in direct and indirect costs to the Company and the Bank. Total direct and indirect costs associated with the Year 2000 problem incurred to date are approximately $159,300. The company currently estimates that no additional material direct costs will be incurred and does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the year 2000 problem have been changed to earnings as incurred.

      The Company developed a Year 2000 contingency plan that was not implemented. The Company will continue to closely monitor the progress of its Year 2000 compliance plan as mandated by the FDIC.

Financial Services Modernization Bill

      On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act
(i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provides an enhanced framework for protecting the privacy of consumer information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modifies the laws governing the implementation of the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

      The Company does not believe that the Act will have a material adverse effect on the Company's operations in the near term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company.

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

                                  MYSTIC FINANCIAL, INC.

Date: February 10, 2000           By:  /s/ Robert H. Surabian
      -------------------              -------------------------------------
                                       Robert H. Surabian
                                       President and Chief Executive Officer

Date: February 10, 2000           By:  /s/ Ralph W. Dunham
      -------------------              -------------------------------------
                                       Ralph W. Dunham
                                       Executive Vice-President, Chief
                                       Financial Officer, and Treasurer