Form 10-Q
period 2000-03-31
MYSTIC FINANCIAL INC
filed 2000-05-12
CIK 1044880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ To ___________

Commission file number 0-23533

MYSTIC FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3401049 (I.R.S. Employer Identification No.)
60 HIGH STREET MEDFORD, MASSACHUSETTS (Address of principal executive offices)	02155 (Zip Code)

Registrant's telephone number, including area code                     (781) 395-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]            NO   [   ]

As of May 11, 2000, 2,060,898 shares of the registrant's common stock were outstanding.

MYSTIC FINANCIAL, INC. AND SUBSIDIARY

INDEX

Mystic Financial, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets
(In Thousands)

	March 31, 2000	June 30, 1999
	(Unaudited)
Assets
Cash and due from banks	$ 5,651	$ 6,442
Federal funds sold	15,267	11,674
Short-term investments	7,565	605

Total cash and cash equivalents	28,483	18,721

Securities available for sale, at fair value	25,127	31,772
Securities held to maturity, at amortized cost	-	1,500
Federal Home Loan Bank stock, at cost	2,048	1,080
Loans, net of allowance for loan losses of $1,488 and $1,348, respectively	182,527	154,689
Mortgage loans held for sale, net	509	406
Bank premises and equipment, net	2,657	2,657
Real estate held for investment, net	1,687	1,730
Accrued interest receivable	1,220	1,265
Due from Co-operative Central Bank	929	929
Other assets	1,149	465
	$246,336	$215,214
Liabilities and Stockholders' Equity
Deposits	$176,978	$160,867
Federal Home Loan Bank borrowings	37,857	18,978
Mortgagors' escrow accounts	717	547
Accrued interest payable	461	334
Accrued expenses and other liabilities	551	436
Total liabilities	216,564	181,162

Stockholders' equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized, 2,711,125 issued	27	27
Additional paid-in capital	25,627	25,688
Retained earnings	15,003	14,128
Treasury stock, at cost - 615,227 and 266,247 shares at March 31, 2000 and June 30, 1999, respectively	(7,471)	(3,485)
Accumulated other comprehensive income (loss)	(6)	394
Unearned ESOP shares	(2,416)	(2,700)
Unearned RRP stock	(992)	-
Total stockholders' equity	29,772	34,052
	$246,336	$215,214

See accompanying notes to unaudited consolidated financial statements.

Mystic Financial, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31, 2000	March 31, 1999	March 31, 2000	March 31, 1999
	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$3,496	$2,845	$10,001	$ 8,429
Interest and dividends on securities	414	332	1,351	974
Other interest	160	333	380	780
Total interest and dividend income	4,070	3,510	11,732	10,183

Interest expense
Deposits	1,376	1,317	4,013	3,765
Federal Home Loan Bank borrowings	561	292	1,303	822
Total interest expense	1,937	1,609	5,316	4,587
Net interest income	2,133	1,901	6,416	5,596
Provision for loan losses	35	-	150	90
Net interest income, after provision for loan losses	2,098	1,901	6,266	5,506

Other income:
Customer service fees	143	127	432	396
Gain on sales of mortgage loans	-	9	2	98
Gain on sales of securities available for sale, net	32	39	99	100
Co-operative Central Bank Share Insurance Fund Special Dividend	-	-	35	51
Miscellaneous	51	59	145	152
Total other income	226	234	713	797
Operating expenses:
Salaries and employee benefits	1,053	861	3,024	2,507
Occupancy and equipment expenses	208	194	536	427
Data processing expenses	73	91	216	240
Other general and administrative expenses	375	358	1,132	1,132
Total operating expenses	1,709	1,504	4,908	4,306

Income before income taxes	615	631	2,071	1,997
Provision for income taxes	229	237	801	779
Net income	$ 386	$ 394	$ 1,270	$ 1,218

Earnings per share - basic and diluted	$ 0.20	$ 0.17	$ 0.61	$ 0.51

Weighted average shares outstanding - basic	1,949	2,380	2,091	2,393

Weighted average shares outstanding - diluted	1,949	2,380	2,091	2,393

See accompanying notes to unaudited consolidated financial statements.

Mystic Financial, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended March 31, 2000 and 1999
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Unearned RRP Stock	Total Stockholders' Equity
	(Unaudited)
Balance at June 30, 1999	$27	$25,688	$14,128	$(3,485)	$ 394	$(2,700)	$ -	$34,052
Comprehensive income:
Net income	-	-	1,270	-	-	-	-	1,270
Change in net unrealized gain (loss) on securities available for sale, net of tax effects	-	-	-	-	(400)	-	-	(400)
Total comprehensive income								870
Dividend paid ($0.19 per share)	-	-	(395)	-	-	-	-	(395)
Decrease in unearned ESOP shares	-	(61)	-	-	-	284	-	223
Purchase of RRP stock	-	-	-	-	-	-	(1,295)	(1,295)
Purchase of treasury stock	-	-	-	(3,986)	-	-	-	(3,986)
Decrease in unearned RRP stock	-	-	-	-	-	-	303	303
Balance at March 31, 2000	$27	$25,627	$15,003	$(7,471)	$ (6)	$(2,416)	$ (992)	$29,772

Balance at June 30, 1998	$27	$25,710	$13,173	$(21)	$ 432	$(3,194)	$ -	$36,127
Comprehensive income:					-		-	-
Net income	-	-	1,218	-	-	-	-	1,218
Change in net unrealized gain on securities available for sale, net of tax effects	-	-	-	-	196	-	-	196
Total comprehensive income								1,414
Dividend paid ($.15 per share)	-	-	(393)	-	-	-	-	(393)
Purchase of treasury stock	-	-	-	(1,967)	-	-	-	(1,967)
Decrease in unearned ESOP shares	-	-	-	-	-	399	-	399
Balance at March 31, 1999	$27	$25,710	$13,998	$(1,988)	$ 628	$(2,795)	$ -	$35,580

See accompanying notes to unaudited consolidated financial statements.

Mystic Financial, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended
	March 31, 2000	March 31, 1999
	(Unaudited)
Cash flows from operating activities:
Net income	$ 1,270	$ 1,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	90
Net amortization (accretion) of securities	32	(32)
Gain on sales of securities available for sale	(99)	(100)
Gain on sale of loans	-	(89)
Amortization of unearned ESOP shares	223	399
Amortization of unearned RRP stock	303	-
Depreciation expense	277	255
Net change in mortgage loans held for sale	(103)	(234)
Increase (decrease) in accrued interest receivable	45	(97)
Increase (decrease) in other assets	(538)	137
Increase in accrued interest payable	127	-
Increase (decrease) in accrued expenses and other liabilities	115	(814)
Net cash provided by operating activities	1,802	733
Cash flows from investing activities:
Maturities of securities held to maturity	1,500	8,500
Sales of securities available for sale	9,420	3,725
Principal pay downs on mortgage-backed securities	161	-
Maturity of securities available for sale	-	500
Purchase of securities available for sale	(3,415)	(13,284)
Purchase of Federal Home Loan Bank stock	(968)	(83)
Loans originated, net of payments received	(27,988)	(18,968)
Proceeds from sale of loans	-	7,820
Purchases of banking premises and equipment	(234)	(382)
Net cash used by investing activities	(21,524)	(12,172)
Cash flows from financing activities:
Net increase in deposits	16,111	10,719
Proceeds from borrowings	31,702	3,600
Repayment of borrowings	(12,823)	(20)
Net increase in mortgagors' escrow accounts	170	156
Dividends paid	(395)	(393)
Purchase of treasury stock	(3,986)	(1,967)
Purchase of RRP stock	(1,295)	-
Net cash provided by financing activities	29,484	12,095
Net change in cash and cash equivalents	9,762	656
Cash and cash equivalents at beginning of period	18,721	25,979
Cash and cash equivalents at end of period	$ 28,483	$ 26,635
Supplemental cash flow information:
Interest paid	$ 5,189	$ 4,526
Income taxes paid	962	1,032

See accompanying notes to unaudited consolidated financial statements.

Mystic Financial, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Notes to Unaudited Consolidated Financial Statements
March 31, 2000

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

2)  Commitments and Contingencies
At March 31, 2000, the Bank had outstanding commitments to originate loans amounting to approximately $14.7 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $11.4 million and $4.9 million, respectively.

3)  Earnings Per Share
Earnings per share for the three and nine months ended March 31, 2000 were $0.20 and $0.61, respectively, on a basic and diluted basis compared to $0.17 and $0.51 on a basic and diluted basis for the three and nine months ended March 31, 1999, respectively.

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

4)  Book Value Per Share
Book value per share of common stock was $16.07 as of March 31, 2000. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,853,270 shares of common stock outstanding as of March 31, 2000 for purposes of calculating the Company's book value per share.

5)  1999 Recognition and Retention Plan
On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. As of September 30, 1999 the Company's RRP Trust had completed the purchase of the authorized 102,942 shares in the open market at a cost of $1.3 million. Shares vest at a rate of 20% per year with the first vesting period beginning on December 31, 1999. At December 31, 1999, Awards were granted with respect to 96,342 shares, of which 19,268 have vested. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards.

6)  Stock Repurchases
On November 16, 1999, the Company completed a repurchase program acquiring 122,243 shares of its common stock at a cost of approximately $1.5 million. On January 28, 2000, the Company completed another repurchase program acquiring 116,131 shares of its common stock at a cost of approximately $1.3 million. On February 28, 2000, the Company completed a repurchase program acquiring an additional 110,325 shares of its common stock at a cost of approximately $1.2 million. In addition, 281 shares of common stock were transferred into treasury stock as a result of a forfeiture from the RRP. On April 19, 2000, the Company announced another repurchase program to acquire up to 104,794 shares of its common stock.

7)  Securities
The following table sets forth the Company's securities at the dates indicated.

	March 31, 2000		June 30, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
U.S. Government & federal
agency obligations	$17,830	$17,293	$24,323	$24,027
Mortgage-backed securities	2,098	2,078	-	-
Other bonds & obligations	2,553	2,420	4,556	4,498
Marketable equity securities	2,656	3,336	2,287	3,247
Total	$25,137	$25,127	$31,166	$31,772

Securities held to maturity:
U.S. Government & federal
agency obligations	$ -	$ -	$ 500	$ 501
Other bonds & obligations	-	-	1,000	1,001
Total	$ -	$ -	$ 1,500	$ 1,502

8)  Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

	March 31, 2000		June 30, 1999
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential mortgage loans	$122,486	67.1%	$107,216	69.3%
Commercial real estate loans	43,931	24.1%	33,980	22.0%
Commercial loans	9,484	5.2%	7,109	4.6%
Consumer loans	1,432	0.8%	1,546	1.0%
Home equity loans	3,026	1.6%	2,076	1.3%
Construction loans	8,809	4.8%	7,021	4.5%
Total loans	189,168	103.6%	158,948	102.7%

Less:
Deferred loan origination fees	9	0.0%	12	0.0%
Unadvanced principal	5,144	2.8%	2,899	1.8%
Allowance for loan losses	1,488	0.8%	1,348	0.9%
Loans, net	$182,527	100.0%	$154,689	100.0%

9)  Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

	Nine Months Ended March 31, 2000	Nine Months Ended March 31, 1999
	(Dollars in Thousands)
Average loans, net	$169,475	$142,526
Period-end net loans	$182,527	$149,740

Allowance for loan losses at beginning of period	$ 1,348	$ 1,236
Provision for loan losses	150	90
Plus recoveries	4	2
Loans charged-off	(14)	(20)
Allowance for loan losses at end of period	$ 1,488	$ 1,308

Non-performing loans	$ 30	$ 151
Ratios:
Allowance for loan losses to period-end net loans	0.82%	0.87%
Net charge-offs to average loans, net	0.01%	0.02%

10)  Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

	March 31, 2000		June 30, 1999
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Deposits:
Savings deposits	$ 42,422	24.0%	$ 40,903	25.4%
NOW accounts	32,614	18.4%	29,361	18.3%
Money market deposits	7,617	4.3%	7,020	4.4%
Demand deposits	12,463	7.0%	8,556	5.3%
Certificates of deposit	81,862	46.3%	75,027	46.6%
Total deposits	$176,978	100.0%	$160,867	100.0%

Borrowed funds:
Advances from Federal Home Loan Bank of Boston:
Maturities less than one year	$ 12,100	32.0%	$ 2,400	12.6%
Maturities greater than one year	25,757	68.0%	16,578	87.4%
Total borrowed funds	$ 37,857	100.0%	$ 18,978	100.0%

Mystic Financial, Inc. and Subsidiary
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations
March 31, 2000

Item 2 - Management's Discussion and Analysis of Financial Condition

The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at March 31, 2000 to June 30, 1999, and the results of operations for the three and nine months ended March 31, 2000, compared to the same periods in 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

Forward-looking Statements
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

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices and one educational branch office in Medford, Massachusetts and other full-service offices in Lexington and Arlington, Massachusetts. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one- to four-family residences, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and Federal Agency and other securities. To a lesser extent, the Bank engages in various forums of consumer and home equity lending.

The Bank has once active subsidiary, Mystic Securities Corporation, which was established for the sole purpose of acquiring and holding investment securities. All securities held by Mystic Securities Corporation are investments which are permissible for banks to hold under Massachusetts's law.

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

	Three Months Ending March 31, 2000			Three Months Ending March 31, 1999
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
INTEREST-EARNING ASSETS:	(Dollars in Thousands)
Total loans, net	$177,973	$3,496	7.86%	$145,760	$2,845	7.81%
Investments	29,223	414	5.67%	23,686	332	5.61%
Other earning assets	11,732	160	5.46%	28,078	333	4.74%
Total interest-earning assets	218,928	4,070	7.44%	197,524	3,510	7.11%
Cash and due from banks	4,806			4,097
Other assets	6,615			6,632
Total assets	$230,349			$208,253

INTEREST-BEARING LIABILITES:
Regular and other deposits	$ 41,176	231	2.24%	$ 40,062	232	2.32%
NOW accounts	22,355	84	1.50%	23,368	93	1.59%
Money market deposits	6,541	38	2.32%	7,074	43	2.43%
Certificates of deposit	79,924	1,023	5.12%	73,593	949	5.16%
Total interest-bearing deposits	149,996	1,376	3.67%	144,097	1,317	3.66%
FHLB borrowings	37,896	561	5.92%	20,090	292	5.81%
Total interest-bearing liabilities	187,892	1,937	4.12%	164,187	1,609	3.92%
Demand deposit accounts	10,382			7,643
Other liabilities	1,618			1,041
Total liabilities	199,892			172,871
Stockholders' equity	30,457			35,382
Total liabilities and stockholders' equity	$230,349			$208,253
Net interest income		$2,133			$1,901
Interest rate spread			3.32%			3.19%
Net interest margin			3.90%			3.85%
Interest-earning assets/interest-bearing liabilities			1.17x			1.20x

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
NINE MONTHS ENDED MARCH 31, 2000 AND 1999

	Nine Months Ending March 31, 2000			Nine Months Ending March 31, 1999
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
INTEREST-EARNING ASSETS:	(Dollars in Thousands)
Total loans, net	$169,475	$10,001	7.87%	$142,526	$ 8,429	7.89%
Investments	31,249	1,351	5.76%	23,479	974	5.53%
Other earning assets	9,611	380	5.27%	21,154	780	4.92%
Total interest-earning assets	210,335	11,732	7.44%	187,159	10,183	7.25%
Cash and due from banks	4,717			3,877
Other assets	6,568			6,352
Total assets	$221,620			$197,388

INTEREST-BEARING LIABILITES:
Regular and other deposits	$ 41,059	704	2.29%	$ 40,629	757	2.48%
NOW accounts	23,129	262	1.51%	23,212	277	1.59%
Money market deposits	6,609	114	2.30%	6,642	125	2.51%
Certificates of deposit	77,334	2,933	5.06%	64,878	2,606	5.36%
Total interest-bearing deposits	148,131	4,013	3.61%	135,361	3,765	3.71%
FHLB borrowings	29,438	1,303	5.90%	18,438	822	5.94%
Total interest-bearing liabilities	177,569	5,316	3.99%	153,799	4,587	3.98%
Demand deposit accounts	10,487			7,302
Other liabilities	1,507			1,121
Total liabilities	189,563			162,222
Stockholders' equity	32,057			35,166
Total liabilities and stockholders' equity	$221,620			$197,388
Net interest income		$6,416			$ 5,596
Interest rate spread			3.45%			3.27%
Net interest margin			4.07%			3.99%
Interest-earning assets/interest-bearing liabilities			1.18x			1.22x

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

	Three Months Ended March 31, 2000 vs 1999 Increase (decrease)
	Due To
	Rate	Volume	Total
	(In Thousands)
Interest and dividend income:
Loans, net	$ 18	$ 633	$ 651
Investments	3	79	82
Other earning assets	44	(217)	(173)
Total	65	495	560
Interest expense:
Deposits	4	55	59
Borrowed funds	5	264	269
Total	9	319	328
Change in net interest income	$ 56	$ 176	$ 232

	Nine Months Ended March 31, 2000 vs 1999 Increase (decrease)
	Due To
	Rate	Volume	Total
	(In Thousands)
Interest and dividend income:
Loans, net	$ (19)	$1,591	$1,572
Investments	42	335	377
Other earning assets	52	(452)	(400)
Total	75	1,474	1,549
Interest expense:
Deposits	(100)	348	248
Borrowed funds	(6)	487	481
Total	(106)	835	729
Change in net interest income	$ 181	$ 639	$ 820

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2000 and at June 30, 1999
Total assets increased to $246.3 million at March 31, 2000 from $215.2 million at June 30, 1999, an increase of $31.1 million or 14.5%. The increase in total assets is principally due to continued loan growth.

Cash and cash equivalents increased to $28.5 million at March 31, 2000 from $18.7 million at June 30, 1999, an increase of $9.8 million or 52.1%. Investment securities decreased by $7.2 million or 20.9% to $27.2 million at March 31, 2000 from $34.4 million at June 30, 1999. The increase in cash and cash equivalents and decrease in investment securities reflects the Company's decision to increase liquidity and shorter-term investments in a period of generally rising interest rates.

Net loans increased by $27.8 million or 18.0% to $182.5 million or 74.1% of total assets at March 31, 2000 as compared to $154.7 million or 71.9% of total assets at June 30, 1999 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

Total deposits increased by $16.1 million or 10.0% to $177.0 million at March 31, 2000 from $160.9 million at June 30, 1999. The increase in deposits is principally due to a general increase in each deposit category.

Total borrowings increased by $18.9 million to $37.9 million at March 31, 2000 from $19.0 million at June 30, 1999. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the Federal Home Loan Bank of Boston ("FHLBB") to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio and mortgage-backed securities held for investment. The retention of these loans and mortgage-backed securities is helping the Company leverage the capital it raised in the conversion.

Stockholders' equity decreased by $4.3 million to $29.8 million at March 31, 2000 from $34.1 million at June 30, 1999 as a result of the repurchase of 348,980 shares of common stock held in treasury at a cost of $4.0 million, the repurchase of 102,942 shares of common stock at a cost of $1.3 million to fund the RRP, dividends paid of $395,000 and a decrease in the net unrealized gain on securities available for sale of $400,000, offset by net income of $1.3 million and decreases in unearned ESOP shares of $284,000 and unearned RRP stock of $303,000.

Comparison of the Operating Results for the Three and
  Nine Months Ended March 31, 2000 and 1999
Net Income. Net income was $386,000 and $1.3 million for the three and nine months ended March 31, 2000, respectively, compared to $394,000 and $1.2 million for the three and nine months ended March 31, 1999, respectively. Return on average assets was .67% and .76% for the three and nine months ended March 31, 2000, respectively, compared to .76% and .82% for the three and nine months ended March 31, 1999, respectively. Return on average equity was 5.07% and 5.28% for the three and nine months ended March 31, 2000, respectively, compared to 4.45% and 4.62% for the three and nine months ended March 31, 1999, respectively. The decrease in the return on average assets is due to higher operating expenses while the increase in the return on average equity resulted from achieving net income on a smaller average balance of stockholders' equity, principally caused by repurchases of common stock by the Company.

The decrease in net income for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was attributable to an increase in net interest income of $232,000 and a decrease in the provision for income taxes of $8,000 offset by a decrease in other income of $8,000, an increase of $35,000 in provision for loan losses, and an increase in operating expenses of $205,000. The increase in net income for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 was attributable to an increase in net interest income of $820,000 offset by a decrease in other income of $84,000, an increase of $60,000 in provision for loan losses, an increase in operating expenses of $602,000 and an increase in the provision for income taxes of $22,000.

Interest and Dividend Income. Total interest and dividend income increased by $560,000 or 16.0% to $4.1 million for the three months ended March 31, 2000 from $3.5 million for the three months ended March 31, 1999. The increase in interest income was a result of an increase in the average balance of loans and investment securities, partially offset by a decrease in the average balance of other earning assets. The average balance of net loans for the three months ended March 31, 2000 was $178.0 million compared to $145.8 million for the three months ended March 31, 1999. The average yield on net loans was 7.86% for the three months ended March 31, 2000 compared to 7.81% for the three months ended March 31, 1999. The increase in the yield on net loans reflects the general increase in market interest rates since the prior period.

The average balance of investment securities for the three months ended March 31, 2000 was $29.2 million compared to $23.7 million for the three months ended March 31, 1999. The average yield on investment securities was 5.67% for the three months ended March 31, 2000 compared to 5.61% for the three months ended March 31, 1999. The average balance of other earning assets for the three months ended March 31, 2000 was $11.7 million compared to $28.1 million for the three months ended March 31, 1999. The average yield on other earning assets was 5.46% for the three months ended March 31, 2000 compared to 4.74% for the three months ended March 31, 1999. The increase in the average yield on investment securities and other earning assets reflects the general increase in market interest rates since the prior period.

Total interest and dividend income increased by $1.5 million or 15.2% to $11.7 million for the nine months ended March 31, 2000 from $10.2 million for the nine months ended March 31, 1999. The increase in interest income was a result of an increase in the average balance of loans and investment securities, partially offset by a decrease in the average balance of other earning assets. The average balance of net loans for the nine months ended March 31, 2000 was $169.5 million compared to $142.5 million for the nine months ended March 31, 1999. The average yield on net loans was 7.87% for the nine months ended March 31, 2000 compared to 7.89% for the nine months ended March 31, 1999.

The average balance of investment securities for the nine months ended March 31, 2000 was $31.2 million compared to $23.5 million for the nine months ended March 31, 1999. The average yield on investment securities was 5.76% for the nine months ended March 31, 2000 compared to 5.53% for the nine months ended March 31, 1999. The average balance of other earning assets for the nine months ended March 31, 2000 was $9.6 million compared to $21.2 million for the nine months ended March 31, 1999. The average yield on other earning assets was 5.27% for the nine months ended March 31, 2000 compared to 4.92% for the nine months ended March 31, 1999. The increase in the average yield on investment securities and other earning assets reflects the general increase in market interest rates since the prior period.

Interest Expense. Total interest expense increased by $328,000 or 20.4% to $1.9 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. Interest expense increased primarily due to the increase in certificates of deposit balances and the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio and mortgage-backed securities for investment with borrowings of various maturities.

Average interest-bearing deposits increased by $5.9 million or 4.1% to $150.0 million while the average rate increased one basis point to 3.67% from 3.66% for the three months ended March 31, 2000. Average borrowings increased by $17.8 million to $37.9 million for the three months ended March 31, 2000 from $20.1 million while the average rate increased 11 basis points to 5.92% from 5.81% for the three months ended March 31, 1999.

Total interest expense increased by $729,000 or 15.9% to $5.3 million for the nine months ended March 31, 2000 from $4.6 million for the nine months ended March 31, 1999. Interest expense increased primarily due to the increase in certificates of deposit and the increase in FHLBB borrowings. The Company's continued use of borrowed funds reflects additional funding used to fund larger commercial real estate loans, generally those exceeding $1.0 million, with matching funds from the FHLBB to reduce interest rate risk. In addition, the Company has match-funded 30-year fixed-rate residential mortgage loans held for portfolio and mortgage-backed securities for investment with borrowings of various maturities.

Average interest-bearing deposits increased by $12.8 million or 9.4% to $148.1 million while the average rate decreased ten basis points to 3.61% from 3.71% for the nine months ended March 31, 2000. Average borrowings increased by $11.0 million or 59.7% to $29.4 million for the nine months ended March 31, 2000 from $18.4 million for the nine months ended March 31, 1999 while the average rate decreased four basis points to 5.90% from 5.94% for the nine months ended March 31, 1999.

Net Interest Income. Net interest income before provision for loan loss for the three months ended March 31, 2000 was $2.1 million as compared to $1.9 million for the three months ended March 31, 1999. The $232,000 or 12.2% increase can be attributed to a combination of the $560,000 increase in interest and dividend income and the $328,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 33 basis points to 7.44% for the three months ended March 31, 2000 from 7.11% for the three months ended March 31, 1999, while the average cost on interest-bearing liabilities increased by 20 basis points to 4.12% for the three months ended March 31, 2000 from 3.92% for the three months ended March 31, 1999. As a result, the interest rate spread increased 13 basis points to 3.32% for the three months ended March 31, 2000 from 3.19% for the three months ended March 31, 1999.

Net interest income for the nine months ended March 31, 2000 was $6.4 million as compared to $5.6 million for the nine months ended March 31, 1999. The $820,000 or 14.7% increase can be attributed to a combination of the $1.5 million increase in interest and dividend income and the $729,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 19 basis points to 7.44% for the nine months ended March 31, 2000 from 7.25% for the nine months ended March 31, 1999, while the average cost on interest-bearing liabilities increased by one basis point to 3.99% for the nine months ended March 31, 2000 from 3.98% for the nine months ended March 31, 1999. As a result, the interest rate spread increased 18 basis points to 3.45% for the nine months ended March 31, 2000 from 3.27% for the nine months ended March 31, 1999.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2000 was $35,000 and $150,000, respectively, compared to $0 and $90,000 for the three and nine months ended March 31, 1999, respectively. The increases reflect the increase in net loans and the Company's continuing emphasis on small business lending.

At March 31, 2000, the balance of the allowance for loan losses was $1.5 million or .82% of net loans. Management believes that the allowance for loan losses is adequate to cover any known losses and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. During the nine months ended March 31, 2000, $14,000 was charged against the allowance for loan losses while $4,000 in recoveries was credited to the allowance for loan losses. At March 31, 1999, the balance of the allowance for loan losses was $1.3 million or .87% of net loans. During the nine months ended March 31, 1999, $20,000 was charged against the allowance for loan losses while $2,000 in recoveries was credited to the allowance for loan losses.

Other Income. Other income was $226,000 for the three months ended March 31, 2000 compared to $234,000 for the three months ended March 31, 1999. The $8,000 decrease was primarily the result of a $9,000 decrease in the gain on the sales of mortgage loans and a decrease in the gain on sales of securities available for sale of $7,000, partially offset by a $16,000 increase in customer service fees. Other income was $713,000 for the nine months ended March 31, 2000 compared to $797,000 for the nine months ended March 31, 1999. The $84,000 decrease for the nine months ended March 31, 2000 was primarily the result of a $96,000 decrease in the gain on the sales of mortgage loans, partially offset by a $36,000 increase in customer service fees.

Operating Expenses. Operating expenses increased by $205,000 or 13.6% to $1.7 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. Salaries and employee benefits increased by $192,000. This increase was caused primarily by the adoption of the Company's RRP and general salary increases.

Operating expenses increased by $602,000 or 14.0% to $4.9 million for the nine months ended March 31, 2000 from $4.3 million for the nine months ended March 31, 1999. Salaries and employee benefits increased by $517,000. The increase was caused in part by the opening of a branch office in Lexington, Massachusetts, in late November 1998, the adoption of the Company's RRP, and general salary increases. The opening of the Lexington office also resulted in an increase of $109,000 in occupancy and equipment expenses for the nine months ended March 31, 2000 as compared to the same period last year. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating as a publicly held stock institution, the ongoing operating costs of the Lexington office, and the opening of a new branch office located at 856 Massachusetts Avenue in Arlington, Massachusetts on May 1, 2000.

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 2000 was 55.9%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLBB. At March 31, 2000, the Company had borrowings of $37.9 million from the FHLBB.

At March 31, 2000, the Company had $14.7 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less totaled $66.2 million at March 31, 2000. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2000, the Company and the Bank exceeded all of their regulatory capital requirements.

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

Mystic Financial, Inc. and Subsidiary
Part I - Financial Information
Item 3 - Quantitative and Qualitative Disclosures About Market Risk
March 31, 2000

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since that disclosed in Item 7A of the Company's Annual Report on Form 10K for the year ended June 30, 1999.

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits
            27.1 Financial Data Schedule (for electronic filing only)

(b)  Reports on Form 8-K
            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSTIC FINANCIAL INC.
Date: May 11, 2000	By: /s/ Robert H. Surabian Robert H. Surabian President and Chief Executive Officer
Date: May 11, 2000	By: /s/ Ralph W. Dunham Ralph W. Dunham Executive Vice-President, Chief Financial Officer, and Treasurer