Form 10-K
period 2000-06-30
MYSTIC FINANCIAL INC
filed 2000-09-26
CIK 1044880

---------------------------------------------------------------------------
                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2000

                                     OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ______________ to ______________

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
Yes   X     No      .
     ---        ----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [ X ]

      As of August 24, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $19,871,930.

      As of August 24, 2000, 1,991,104 shares of Registrant's common stock were outstanding.

                    Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

---------------------------------------------------------------------------

                           MYSTIC FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                                JUNE 30, 2000

                              TABLE OF CONTENTS

                                   PART I
ITEM 1.    Business                                                       1
ITEM 2.    Properties                                                    25
ITEM 3.    Legal Proceedings                                             26
ITEM 4.    Submission of Matters to a Vote of Security Holders           26

                                   PART II
ITEM 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                          26
ITEM 6.    Selected Financial Data                                       27
ITEM 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    28
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk    39
ITEM 8.    Financial Statements and Supplementary Data                   40
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                     40

                                  PART III
ITEM 10.   Directors and Executive Officers of the Registrant            41
ITEM 11.   Executive Compensation                                        41
ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management                                               41
ITEM 13.   Certain Relationships and Related Transactions                41

                                   PART IV
ITEM 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                  41

SIGNATURES                                                               43


                                   PART I

ITEM 1. BUSINESS

General

      On January 8, 1998, Medford Co-operative Bank (the "Bank") completed its conversion from mutual to stock form and became a wholly owned subsidiary of Mystic Financial, Inc. ("Mystic" or the "Company"). On such date, the Company sold 2,711,125 shares of its common stock, par value $0.01 per share (the "Common Stock"), to the public, at a per share price of $10.00. The conversion of the Bank from mutual to stock form, the formation of the Company as the holding company for the Bank and the issuance and sale of the Common Stock are herein referred to collectively as the "Conversion." The Conversion raised $25.7 million in net proceeds. Mystic used $3.2 million of retained net proceeds to fund a loan to its Employee Stock Ownership Plan ("ESOP") to purchase 216,890 shares of the Common Stock in open-market purchases following completion of the Conversion.

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

      The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices and one educational branch office in Medford, Massachusetts and full-service offices in Lexington and Arlington, Massachusetts. The Bank's deposits have been federally insured since 1986 and are currently insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank. The Bank has been a member of the Co-operative Central Bank since 1932 and a member of the Federal Home Loan Bank ("FHLB") since 1988. The Bank is subject to comprehensive examination, supervision and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC. These regulations are intended primarily for the protection of depositors and borrowers. The Bank exceeded all of its regulatory capital requirements at June 30, 2000.

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

      The Bank has one active subsidiary, Mystic Securities Corporation, which was established for the sole purpose of acquiring and holding securities. All securities held by Mystic Securities Corporation are investments which are permissible for banks to hold under Massachusetts law.

Market Area

      The Bank's main office and three branch offices are located in Medford, Middlesex County, Massachusetts. The Bank has a full-service office in Lexington, Middlesex County, Massachusetts, which opened in November 1998 and in Arlington, Middlesex County, Massachusetts, which opened in May 2000. The city of Medford, containing approximately 60,000 residents, is located approximately seven miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Malden, Everett, Somerville, Stoneham, Winchester and Arlington. The city of Medford is easily accessible from downtown Boston via Interstate 93 and is accessible via other state roads connecting the communities within the Route 128 corridor surrounding Boston. As an established metropolitan suburb, Medford consists mostly of developed single- and multi-family properties within a network of well-maintained neighborhoods. The town of Lexington is a community consisting mainly of single-family homes while the town of Arlington contains a greater mix of small businesses and single- and multi-family housing. The Bank considers its primary market area to be the communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Melrose, and Lexington, Massachusetts.

      The economic base of the Bank's market area is diversified and includes a number of financial service institutions, industrial and manufacturing companies, hospitals and other health care facilities and educational institutions. The major employers in the Medford area are Tufts University, the city of Medford, Lawrence Memorial Hospital, and the Meadow Glen Mall, with approximately 1,900, 1,400, 900 and 900 employees each, respectively. Management believes that the housing vacancy rate in Medford is very low. The majority of the Bank's lending and deposit activity has historically been in Medford, although the commercial loan department has been largely responsible for expanded business throughout eastern Middlesex County. Middlesex County, located in eastern Massachusetts to the north and west of the city of Boston, is part of the Boston metropolitan area. Based on US Census and HUD estimates for 2000, the median household income for Middlesex County is $65,000.

      Management believes that the Bank's lending success has been due, in part, to the favorable income, population and housing demographics in Medford and in the Bank's market area. At the same time, the growth of the market area and delineated lending area and their proximity to Boston has resulted in a highly competitive environment among the many financial institutions competing for deposits and loans.

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

      Competition from other financial institutions operating in the Bank's local community includes a number of both large and small commercial banks and savings institutions. The Bank has experienced growth in loans and deposits in recent years primarily due to an increased emphasis on marketing products and services. However, competition remains high in the marketplace.

Lending Activities

      The Bank originates loans through its three offices located in Medford and its offices in Lexington and Arlington, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area, consisting of the Massachusetts communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Lexington and Melrose, and the origination of commercial loans secured by commercial real estate and commercial assets within eastern Middlesex County. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans.

      In the past several years, the Bank has made a major commitment to small business commercial lending. The Bank has expanded its commercial lending department with the addition of senior officers with considerable commercial lending expertise and has developed a support staff to run the commercial loan department.

      The Bank's ten largest loans, outstanding as of June 30, 2000, ranged from $1.1 million to $2.1 million.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                               At June 30,
                                    -----------------------------------------------------------------
                                           2000                   1999                   1998
                                    -------------------    -------------------    -------------------
                                     Amount     Percent     Amount     Percent     Amount     Percent
                                     ------     -------     ------     -------     ------     -------
                                                          (Dollars in Thousands)

Residential mortgage loans          $127,862     67.6%     $107,216     69.3%     $106,412     76.8%
Commercial real estate loans          41,294     21.8        33,980     22.0        24,475     17.7
Commercial loans                      10,881      5.8         7,109      4.6         4,579      3.3
Consumer loans                         1,526      0.8         1,546      1.0         1,787      1.3
Home equity loans                      3,470      1.8         2,076      1.3         1,716      1.2
Construction loans                    12,762      6.7         7,021      4.6         1,260      0.9
                                    ---------------------------------------------------------------
      Total loans                    197,795    104.5       158,948    102.8       140,229    101.2

Less:
Deferred loan orig. fees (costs)         (12)     0.0            12      0.0            17      0.0
Unadvanced principal                   7,076      3.7         2,899      1.9           383      0.3
Allowance for loan losses              1,531      0.8         1,348      0.9         1,236      0.9
                                    ---------------------------------------------------------------
      Loan, net                     $189,200    100.0%     $154,689    100.0%     $138,593    100.0%
                                    ===============================================================

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings located in the Bank's primary market area. As of June 30, 2000, loans on one- to four-family residential properties accounted for 67.6% of the Bank's net loan portfolio.

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

      Since the early 1980s, the Bank has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one or three years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term, plus a margin of up to 250 basis points, or 2.5%. Additionally, the Bank offers an adjustable-rate loan product with an interest rate fixed for seven years which then reprices annually for its remaining term thereafter, and an adjustable-rate loan which reprices every five years from its inception. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

      Historically, the Bank has retained all adjustable-rate mortgages it originates. The Bank's adjustable-rate mortgages include limits on increases or decreases of the interest rate of the loan. The interest rate may increase or decrease by 2% per year and 5% over the life of the loan for the Bank's one-year adjustable rate mortgages, by 3% per adjustment period and 6% over the life of the loan for the Bank's three-year adjustable rate mortgages, by 2% per adjustment period and 6% over the life of the loan for the Bank's five-year adjustable-rate loans, and by 2% per adjustment period and 5% over the life of the loan for the Bank's seven-year adjustable-rate mortgages. The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended June 30, 2000, the Bank originated $21.1 million in adjustable-rate mortgage loans and $16.4 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $1.7 million of fixed-rate loans with terms of greater than 15 years and retained $14.7 million of fixed-rate loans, which had terms of 15 to 30 years. Approximately 10.7% of all loan originations during fiscal 2000 were refinances of loans already in the Bank's loan portfolio. At June 30, 2000, the Bank's loan portfolio included $60.6 million in adjustable-rate one- to four-family residential mortgage loans or 32.0% of the Bank's net loan portfolio, and $67.3 million in fixed-rate one- to four-family residential mortgage loans, or 35.6% of the Bank's net loan portfolio.

      Commercial Real Estate Loans. At June 30, 2000, the Bank's commercial real estate loan portfolio consisted of 127 loans, totaling $41.3 million, or 21.8% of net loans. The Bank's largest loan is a commercial real estate loan with an outstanding balance of $2.1 million at June 30, 2000 secured by 78 residential apartment units in Medford and Malden, Massachusetts. Commercial real estate loans are administered by the commercial loan department as described below under "Commercial Loans."

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

      Commercial Loans. In the past several years, the Bank has made a major commitment to small business commercial lending. The Bank has worked to develop a niche of making commercial loans to companies which have from $500,000 to $15.0 million in sales and is an approved lender of the Small Business Administration. At June 30, 2000, the Bank's commercial loan portfolio consisted of 167 loans, totaling $10.9 million, or 5.8% of net loans.

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

      Consumer Loans. The Bank's consumer loans consist of share secured loans, and other consumer loans, including automobile loans and credit card loans. At June 30, 2000, the consumer loan portfolio totaled $1.5 million or 0.8% of net loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Consumer loans generally do not exceed $25,000 individually.

      The Bank makes share-secured loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4% higher than the rate being paid on the account. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 90% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all of these loans.

      The Bank makes unsecured credit card loans generally up to $5,000 at fixed rates of interest. At June 30, 2000, the Bank had unsecured credit card loans totaling $418,000.

      Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, the Bank's level of consumer loan delinquencies generally have been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future, or that the Bank will not incur future losses on these activities.

      Home Equity Loans. The Bank also originates home equity loans that are secured by available equity based on the appraised value of owner-occupied one- to four-family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates and fixed rates. The adjustable interest rate is the prime rate as reported in The Wall Street Journal. Fixed rate home equity loans have terms of ten years or less and adjustable rate home equity loans have terms of 15 years or less with up to a five year final payment if the loan is not fully amortized at the end of the 15 year term. At June 30, 2000, the Bank had $3.5 million in home equity loans with unused credit available to existing borrowers of $3.1 million.

      Construction Loans. The Bank engages in construction lending primarily for the construction of single-family residences and a limited number of construction loans for commercial properties. At present all are construction loans for the construction/renovation of single-family housing developments. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Because payment on loans secured by construction properties are dependent upon the sale of completed homes or the successful operation of the completed property, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. At June 30, 2000, the Bank's construction loan portfolio totaled $12.8 million offset by $7.1 million in unadvanced principal.

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 60 days. At June 30, 2000, the Bank had $16.1 million in loan commitments outstanding, all for the origination of one- to four-family residential real estate loans, home equity loans, commercial loans and commercial real estate loans. In addition, unadvanced funds on lines of credit and credit card loans were $11.0 million on June 30, 2000.

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

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The net origination fees are deferred and amortized into income over the life of the loan. At June 30, 2000, the amount of net deferred loan origination costs was $12,000.

      Loan Maturities. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                   Residential    Commercial
                                    Mortgage      Real Estate    Construction    Commercial    Consumer      Total
                                     Loan(1)         Loans          Loans           Loans        Loans       Loans
                                   -----------    -----------    ------------    ----------    --------      -----
                                                                   (In thousands)

Total loans schedule to mature:
  In 1 year or less                  $     39       $   828         $ 6,377        $ 5,064      $   52     $ 12,360
  After 1 year through 5 years          1,139           313           6,385          3,746         980       12,563
  Beyond 5 years                      130,154        40,153             ---          2,071         494      172,872
                                     ------------------------------------------------------------------------------
      Total                          $131,332       $41,294         $12,762        $10,881      $1,526     $197,795
                                     ==============================================================================

Loan balance by type scheduled
 to mature after 1 year:
  Fixed-rate                         $ 68,173       $ 2,782         $   ---        $ 3,133      $1,474     $ 75,562
  Adjustable-rate                      63,120        37,684           6,385          2,684         ---      109,873

--------------------
<F1>  For purposes of this schedule, home equity loans with revolving and fixed rates, have been included in residential mortgage loans.

      Originations and Sales of Loans. The Bank is a qualified seller/servicer for FNMA. Beginning in 1987, the Bank began to sell a portion of its fixed-rate loans with terms in excess of 15 years to FNMA. All of the Bank's sales to FNMA have been made with servicing retained on the loans. At June 30, 2000, the Bank was servicing $21.5 million in loans for FNMA. Depending upon market conditions, the Bank retains a portion of its fixed-rate loans from time to time. In addition, the Bank has also sold loans to other private investors. At June 30, 2000, the Bank was servicing $2.0 million of such loans.

      Originations for the year ended June 30, 2000 increased in commercial loans, construction loans, and consumer loans, while decreasing in commercial real estate and residential mortgages. Loan sales were reduced during the same period as the Bank borrowed from the FHLB to fund loan originations held in its portfolio. Historically, the Bank has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans and commercial real estate loans.

      The following table sets forth information with respect to originations and sales of loans during the periods indicated.


                                                     Years Ended June 30,
                                               --------------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----
                                                        (In thousands)

Beginning balance                              $154,689    $138,593    $114,568
                                               --------------------------------
  Mortgage originations                          37,513      47,662      43,141
  Consumer loan originations                      3,716       2,494       2,218
  Commercial real estate loan originations       13,260      13,713       6,338
  Commercial loan originations                   12,598       5,313       3,680
  Commercial construction loan originations       9,569       3,080         ---
  Loan participations repurchased                   ---         ---       1,914
                                               --------------------------------
      Total loans originated and repurchased     76,656      72,262      57,291
                                               --------------------------------

Less:
  Amortization and payoffs                       39,937      42,901      27,675
  Provision for loan losses                         200         145         245
  Total loans sold                                1,433      13,120       5,346
  Loan participations sold                          575         ---         ---
                                               --------------------------------
Ending balance                                 $189,200    $154,689    $138,593
                                               ================================

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Security Committee of the Board of Directors perform a monthly review of all delinquent loans and loans are placed on a non-accrual status when loans are 90 days past due or, in the opinion of management, the collection of principal and interest are doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments larger than $50,000, that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Senior Lending Officer for Commercial Loans, Senior Loan Officer for Mortgage Lending, Chief Financial Officer, Chief Executive Officer, and Vice President, Residential Lending (the "Watch-List Committee"), who meet periodically to discuss the status of the loans on the Watch-List and to add or delete loans from the list. The Board of Directors can request that a loan relationship be placed on Watch-List status.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's problem assets and loans at the dates indicated.


                                                         Years Ended June 30,
                                                     ----------------------------
                                                      2000       1999       1998
                                                      ----       ----       ----
                                                        (Dollars in thousands)

Loans 30-89 days past due
  (not included in non-performing loans)             $  540     $1,685     $1,374
Loans 90 days or more past due
  (not included in non-performing loans)                148        ---        ---
                                                     ----------------------------
Total delinquent loans                               $  688     $1,685     $1,374
Delinquent loans as a percentage of net loans          0.36%      1.09%      0.99%

Non-performing loans (90 days past due)              $    2     $  ---     $  150
Foreclosed real estate                                  ---        ---        ---
                                                     ----------------------------
      Total non-performing assets                    $    2     $  ---     $  150
                                                     ============================

Non-performing loans as a percent of net loans       0.00%      0.00%      0.11%
Non-performing assets as a percent of total loans    0.00%      0.00%      0.08%

      At June 30, 2000, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the FDIC. At June 30, 2000, the Bank had no assets classified as doubtful or loss, and $1.2 million classified as substandard.

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

      While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Alternately, there can be no assurance that increases in the Bank's allowance for loan losses will occur.

      The following table analyzes activity in the Bank's allowance for loan losses for the years indicated.


                                                                      Years Ended June 30,
                                                               ----------------------------------
                                                                 2000         1999         1998
                                                                 ----         ----         ----
                                                                     (Dollars in thousands)

Average loans, net                                             $173,319     $144,663     $124,971
                                                               ==================================
Year-end net loans                                             $189,200     $154,689     $138,593
                                                               ==================================

  Allowance for loan losses at beginning of year               $  1,348     $  1,236     $    977
  Provision charged to operations                                   200          145          245

Recoveries:
Real estate mortgage:
  Residential                                                       ---          ---          ---
  Commercial                                                        ---          ---          ---
Commercial loans                                                    ---          ---          ---
Consumer and home equity                                              6            3           16
Construction                                                        ---          ---          ---
                                                               ----------------------------------
      Total recoveries                                                6            3           16
                                                               ----------------------------------

Loans charged-off:
Real estate-mortgage:
  Residential                                                       ---          ---          ---
  Commercial                                                        ---          ---          ---
Commercial loans                                                    ---           (2)         ---
Consumer and home equity                                            (23)         (34)          (2)
Construction                                                        ---          ---          ---
                                                               ----------------------------------
  Loans charged-off                                                 (23)         (36)          (2)
                                                               ----------------------------------

  Allowance for loan losses at end of year                     $  1,531     $  1,348     $  1,236
                                                               ----------------------------------

Ratios:
  Allowance for loan losses to year-end net loans                  0.81%        0.87%        0.89%
  Allowance for loan losses to non-performing loans              76,550%         N/A        824%

  Net charge-offs (recoveries) to average loans, net               0.01%        0.02%        (0.01)%
  Net charge-offs (recoveries) to allowance for loan losses        1.11%        2.45%        (1.13)%

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                    At June 30,
                                   -----------------------------------------------------------------------------
                                            2000                       1999                       1998
                                   -----------------------    -----------------------    -----------------------
                                               Percent of                 Percent of                 Percent of
                                             Loans in Each              Loans in Each              Loans in Each
                                              Category to                Category to                Category to
                                   Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                   ------    -------------    ------    -------------    ------    -------------
                                                              (Dollars in thousands)

Real estate-mortgage:
  Residential                      $  563         64.6%       $  563         67.4%       $  559         75.8%
  Commercial                          687         20.9           592         21.4           531         17.5
Commercial Loans                      172          5.5           133          4.5           100          3.3
Consumer and home equity               19          2.5            15          2.3            46          2.5
Construction                           90          6.5            45          4.4           ---          0.9
                                   -------------------------------------------------------------------------
Total allowance for loan losses    $1,531        100.0%       $1,348        100.0%       $1,236        100.0%
                                   =========================================================================

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. The Bank uses several measures to assess the adequacy of its liquidity. At June 30, 2000, the Bank's liquidity was adequate to meet its foreseeable needs. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

      The Bank invests in U.S. Treasury and Federal Agency securities, mortgage-backed securities, bank certificates of deposits, equity securities, corporate debt securities and overnight federal funds. The balance of securities maintained by the Bank in excess of regulatory requirements reflects management's historical objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments.

      The Bank purchases securities through a primary dealer of U.S. Government obligations or such other mortgage-backed securities, securities dealers authorized by the Board of Directors and requires that the securities be delivered to a safekeeping agent before the funds are transferred to the broker or dealer. The Bank purchases investment securities pursuant to an investment policy established by the board of directors.

      Available for sale securities are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/loss. Held-to-maturity securities are carried at amortized cost. Substantially all purchases of securities conform to the Company's interest rate risk policy. The following table sets forth the Company's securities at the dates indicated.


                                                              At June 30,
                                  -------------------------------------------------------------------
                                         2000                    1999                    1998
                                  -------------------     -------------------     -------------------
                                  Amortized     Fair      Amortized     Fair      Amortized     Fair
                                     Cost       Value        Cost       Value        Cost       Value
                                  ---------     -----     ---------     -----     ---------     -----
                                                            (In thousands)

Securities available for sale:
------------------------------
Marketable equity securities       $ 2,459     $ 3,054     $ 2,287     $ 3,247     $ 2,544     $ 3,222
U.S. Government and Federal
 Agency obligations                 18,821      18,337      24,323      24,027      11,540      11,527
Other bonds and obligations          2,547       2,393       4,556       4,498         ---         ---
Mortgage-backed securities           8,709       8,668         ---         ---         ---         ---
                                   -------------------------------------------------------------------
      Total                         32,536      32,452      31,166      31,772      14,084      14,749
                                   -------------------------------------------------------------------
Securities held to maturity:
----------------------------
U.S. Government and Federal
 Agency obligations                    ---         ---         500         501       9,498       9,510
Other bonds and obligations            ---         ---       1,000       1,001       2,508       2,520
                                   -------------------------------------------------------------------
      Total                            ---         ---       1,500       1,502      12,006      12,030
                                   -------------------------------------------------------------------
      Total                        $32,536     $32,452     $32,666     $33,274     $26,090     $26,779
                                   ===================================================================

      The following table sets forth the scheduled maturities, carrying values and average yields for the company's debt securities at June 30, 2000.


                                                                       At June 30, 2000
                                 --------------------------------------------------------------------------------------------
                                   One Year of Less        One to Five Years        Over Ten Years              Totals
                                 --------------------    --------------------    --------------------    ---------------------
                                 Amortized    Average    Amortized    Average    Amortized    Average    Amortized    Average
                                   Cost        Yield       Cost        Yield       Cost        Yield       Cost        Yield
                                 ---------    -------    ---------    -------    ---------    -------    ---------    -------
                                                                    (Dollars in thousands)

Securities available for sale:
------------------------------
U.S. Government and Federal
 Agency obligations               $2,205       5.24%      $16,616      5.98%       $  ---       ---       $18,821      5.89%
Other bonds and obligations          ---        ---         2,547      5.80%          ---       ---         2,547      5.80%
Mortgage-backed securities           ---        ---           ---       ---         8,709      7.61%        8,709      7.61%
                                  ------                  -------                  ------                 -------
      Total                       $2,205       5.24%      $19,163      5.96%       $8,709      7.61%      $30,077      6.38%
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

      During the past several years, there has been an increase in demand deposit and NOW accounts, resulting from the increase in commercial customers during this time period. NOW account balances are volatile due to a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in deposit account balances, particularly at month-ends.

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.


                                                      At June 30,
                            --------------------------------------------------------------
                                   2000                  1999                  1998
                            ------------------    ------------------    ------------------
                             Amount    Percent     Amount    Percent     Amount    Percent
                             ------    -------     ------    -------     ------    -------
                                                (Dollars in thousands)

Savings deposit             $ 42,413     21.8%    $ 40,903     25.4%    $ 40,460     27.9%
NOW accounts                  33,927     17.5       29,361     18.3       34,208     23.6
Money market deposits          8,370      4.3        7,020      4.4        6,256      4.3
Demand deposits               16,346      8.4        8,556      5.3        6,603      4.6
Certificates of deposits      93,079     48.0       75,027     46.6       57,239     39.6
                            -------------------------------------------------------------
      Total deposits        $194,135    100.0%    $160,867    100.0%    $144,766    100.0%
                            =============================================================

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2000.


         Maturity Period    Certificates of Deposit    Rate
         ---------------    -----------------------    ----
                        (Dollars in thousands)

           0-3 months               $ 5,271            4.76%
           3-6 months                 4,214            7.14
           6-12 months               10,733            5.88
           1-2 years                  3,955            6.10
           2-3 years                    220            5.70
                                    -------
           Total                    $24,393            5.89%
                                    =======

      Borrowings. Deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the Federal Home Loan Bank ("FHLB") to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by the Bank's stock in the FHLB, the Bank's deposits at the FHLB and a portion of the Bank's mortgage loans and securities. The Bank had FHLB advances of $38.8 million outstanding at June 30, 2000.

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

Personnel

      As of June 30, 2000, the Bank had 62 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

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

State and Local Taxation

      The Bank is subject to an annual Massachusetts excise (income) tax equal to 10.50% of its pre-tax income, adjusted for certain items. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. In addition, carryforwards and carrybacks of net operating losses are not allowed.

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

      Payment of Dividends. Under Massachusetts banking laws, a stock co-operative bank may declare and pay a dividend on its capital stock out of the bank's net profits. Net profits means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total, all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. A dividend, however, may not be declared, credited or paid by a stock co-operative bank so long as there is impairment of capital stock.

      Prior approval of the Commissioner is required if the Bank intends to declare dividends on its common stock for any period other than for which dividends are declared upon the preferred stock; or the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profit of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

      In addition, federal law also may limit the amount of dividends that may be paid by the Bank.

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

      Post-conversion Oversight. The Commissioner continues to oversee the Bank following the conversion on a number of matters specifically relating to the conversion. For example, the Bank has agreed to submit written quarterly progress reports to the Commissioner for three years following the conversion which detail the implementation of the Bank's conversion business plan's objectives and goals.

Federal Banking Regulations

      Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4% unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the bank. Tier 1 capital is the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related retained earnings) and minority investments in certain subsidiaries, less most intangible assets.

      The FDIC regulations also require that co-operative banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

      *  the quality of the bank's interest rate risk management process;
      *  the overall financial condition of the bank; and
      *  the level of other risks at the bank for which capital is needed.

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

      The following table shows the Company's and the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at June 30, 2000.


                                                                                 Minimum
                                                                                 To Be Well
                                                                 Minimum         Capitalized Under
                                                                 Capital         Prompt Corrective
                                              Actual           Requirement       Action Provisions
                                         ----------------    ----------------    -----------------
                                         Amount     Ratio    Amount     Ratio    Amount     Ratio
                                         ------     -----    ------     -----    ------     -----
                                                          (Dollars in thousands)

Total Capital to Risk Weighed Assets
  Consolidated                           $30,775    20.2%    $12,174    8.0%         N/A     N/A
  Bank                                    27,737    18.3      12,121    8.0      $15,151    10.0%
Tier 1 Capital to Risk Weighed Assets
  Consolidated                            29,244    19.2       6,087    4.0          N/A     N/A
  Bank                                    26,206    17.3       6,060    4.0        9,090     6.0
Tier 1 Capital to Average Assets
  Consolidated                            29,244    11.4      10,309    4.0          N/A     N/A
  Bank                                    26,206    10.8       9,719    4.0       12,149     5.0

      As the preceding table shows, the Company and the Bank exceeded the minimum capital adequacy requirements at June 30, 2000.

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

      Real Estate Lending Policies. FDIC regulations require that state-chartered non-member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

      The Interagency Guidelines, among other things, call upon a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:
(i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non owner occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of core capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the bank receives the highest rating on the CAMELS financial institutions rating system) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the CAMELS rating system) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, core capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." At June 30, 2000, the Bank was categorized as "well capitalized."

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

      The CRA regulations establish an assessment system that bases a bank's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
(c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small banks would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small bank" is defined as including banks with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1 billion, which would include the Bank.

Holding Company Regulation

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act (the "BHCA"), as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of June 30, 2000, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

      In addition, a bank holding company which does not qualify as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLBA") is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

      *  making or servicing loans;
      *  performing certain data processing services;
      *  providing discount brokerage services;
      *  acting as fiduciary, investment or financial advisor;
      *  leasing personal or real property;
      * making investments in corporations or projects designed primarily to promote community welfare; and
      *  acquiring a savings and loan association.

      Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if:

      *  each of its depository institution subsidiaries is "well capitalized";
      *  each of its depository institution subsidiaries is "well managed";
      * each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and
      * the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

      As of June 30, 2000, the Company had registered as a financial holding company.

      Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired as a separate subsidiary a depository institution in addition to the Bank.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2000, of $2.4 million.

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

      Federal Home Loan Bank System Modernization Act of 1999. Title 6 of the GLBA, entitled the Federal Home Loan Bank System Modernization Act of 1999 ("FHLB Modernization Act"), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years, written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3% on the first $46.5 million of net transaction accounts (subject to an exemption for the first $4.9 million), plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

Financial Services Modernization Bill

      On November 12, 1999, President Clinton signed the GLBA, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provides an enhanced framework for protecting the privacy of consumer information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system,
(vi) modifies the laws governing the implementation of the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      The GLBA allows bank holding to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities.

      The Company does not believe that the GLBA has had a material adverse effect on the Company's operations thus far. However, to the extent that the GLBA permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company.

Federal Securities Laws

      The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2.   PROPERTIES

      The following table sets forth certain information at June 30, 2000 regarding the Bank's office facilities which are owned by the Bank, with the exception of the High School Educational Branch, Lexington and Arlington offices, which are leased, and certain other information relating to its property at that date.


                                                       Year      Square        Net Book
                                                    Completed    Footage         Value
                                                    ---------    -------       --------
                                                                            (In thousands)

Main Office            60 High Street                  1931       7,000         $1,059
                       Medford, MA 02155

West Medford Office    430 High Street                 1970       2,500             21
                       Medford, MA 02155

Salem Street Office    201 Salem Street                1995       3,500            900
                       Medford, MA 02155

Lexington Office       1793 Massachusetts Avenue       1998       2,500            117
                       Lexington, MA 02420

Arlington Office       856 Massachusetts Avenue        2000       3,000            290
                       Arlington, MA

High School            489 Winthrop Street             1986         500            ---
Educational Branch     Medford, MA 02155                                        ------
    Net Book Value                                                              $2,387
                                                                                ======

      The Bank also owns an office building adjacent to its main office, located at 66 High Street, Medford, MA 02155, which had a net book value of $1.7 million at June 30, 2000. The Bank uses a portion of the top floor of this building to house some of its administrative and clerical services and leases the remaining space to third-party tenants.

      At June 30, 2000, the net book value of the Bank's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $418,000. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's consolidated financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MYST." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on January 8, 1998, the date of the conversion and initial public offering. At June 30, 2000, the last trading date in the Company's fiscal year, the Company's common stock closed at $12.063. On August 24, 2000, there were 1,991,104 shares of the Company's common stock outstanding, which were held of record by approximately 943 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

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


             Quarter Ended                    High       Low      Dividends
             -------------                    ----       ---      ---------

Fiscal year ended June 30, 2000:
  Fourth Quarter ended June 30, 2000        $12.500    $ 9.750      $0.07
  Third Quarter ended March 31, 2000         11.500      9.875       0.07
  Second Quarter ended December 31, 1999     12.313     10.250       0.06
  First Quarter ended September 30, 1999     13.500     10.625       0.06
Fiscal year ended June 30, 1999:
  Fourth Quarter ended June 30, 1999         12.875     10.000       0.06
  Third Quarter ended March 31, 1999         12.250     11.625       0.05
  Second Quarter ended December 31, 1998     13.875      9.688       0.05
  First Quarter ended September 30, 1998     14.875     10.750       0.05

ITEM 6.   SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning the Company at the dates and for the years indicated. The following data is qualified in its entirety by the detailed information and consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.


                                                          At or for the Years Ended June 30,
                                              ----------------------------------------------------------
                                                2000         1999         1998        1997        1996
                                                ----         ----         ----        ----        ----
                                                     (Dollars in thousands, except per share data)

Balance sheet data:
  Total assets                                $ 263,888    $ 215,214    $199,049    $149,653    $131,366
  Loans, net                                    189,200      154,689     138,593     114,568      94,760
  Securities:
    Available for sale                           32,452       31,772      14,749       3,819       1,568
    Held to maturity                                ---        1,500      12,006      17,504      16,929
  Deposits                                      194,135      160,867     144,766     129,303     119,634
  Borrowings                                     38,750       18,978      16,505       7,532         ---
  Total stockholders' equity                     29,189       34,052      36,127      11,940      10,949
Asset quality data:
  Non-performing loans                                2          ---         150         365         622
  Allowance for loan losses                       1,531        1,348       1,236         977         742
Number of:
  Mortgage loans outstanding                      1,609        1,626       1,548       1,384       1,329
  Deposit accounts                               21,661       19,644      18,920      18,809      18,465
  Full service offices                                5            4           3           3           3
Number of employees:
  Full-time                                          62           52          48          44          42
  Part-time                                          28           21          21          22          22
Statement of income data:
  Interest and dividend income                $  16,177    $  13,745    $ 12,210    $  9,899    $  8,928
  Interest expense                                7,446        6,221       5,648       4,911       4,569
                                              ----------------------------------------------------------
  Net interest income                             8,731        7,524       6,562       4,988       4,359
  Provision for loan losses                         200          145         245         272         100
                                              ----------------------------------------------------------
  Net interest income after provision
   for loan losses                                8,531        7,379       6,317       4,716       4,259
  Other income                                      945        1,136       1,035         882         658
  Operating expenses                              6,715        6,042       4,774       4,330       3,878
                                              ----------------------------------------------------------
  Income before income taxes                      2,761        2,473       2,578       1,268       1,039
  Provision for income taxes                      1,072          971       1,031         527         440
                                              ----------------------------------------------------------
  Net income                                  $   1,689    $   1,502    $  1,547    $    741    $    599
                                              ==========================================================
Per share data:
  Weighted average shares outstanding         2,024,201    2,375,440         N/A         N/A         N/A
  Basic and diluted earnings per share        $    0.83    $    0.63         N/A         N/A         N/A
  Cash dividends paid per share                    0.26         0.21    $   0.05         N/A         N/A
  Book value per share                            16.43        15.06       14.50         N/A         N/A


                                                          At or for the Years Ended June 30,
                                              ----------------------------------------------------------
                                                2000         1999         1998        1997        1996
                                                ----         ----         ----        ----        ----

Selected operating ratios:
  Interest rate spread (1)                         3.43%        3.26%       3.54%       3.63%       3.48%
  Net interest margin (2)                          4.04         3.96        4.05        3.84        3.67
  Return on average assets                         0.74         0.75        0.90        0.54        0.48
  Return on average equity                         5.37         4.29        6.70        6.40        5.53
  Operating expenses as a percent
   of average total assets                         2.95         3.01        2.79        3.15        3.08
  Efficiency ratio (3)                            69.40        69.77       62.84       73.76       77.30
Asset quality ratios:
  Non-performing loans as a percent
   of net loans                                    0.00         0.00        0.11        0.32        0.66
  Non-performing loans as a percent
   of total assets                                 0.00         0.00        0.08        0.24        0.47
  Allowance for loan losses as a percent
   of non-performing loans                       76,550          N/A         824         268         119
  Net charge-offs (recoveries) to average
   Loans                                           0.01         0.02       (0.01)       0.04        0.13
Capital ratios:
  Average equity to average assets                13.81        17.48       13.48        8.42        8.60
  Regulatory Tier 1 leverage capital ratio        11.35        16.05       19.07        8.08        8.51
  Total equity to total assets                    11.06        15.82       18.15        7.98        8.33

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

      The Company and the Bank may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this annual filing with the Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

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

      The Company's profitability is also affected by the level of other (noninterest) income and operating expenses. Other income consists primarily of service fees, loan servicing and other loan fees and gains on sales of securities. Operating expenses consist of salaries and benefits, occupancy related expenses and other general operating expenses.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. The Bank regularly sells fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages. At June 30, 2000, the Bank's loan portfolio included $60.6 million of adjustable-rate one-to-four family mortgage loans, $37.7 million of adjustable-rate commercial real estate loans, $6.7 million of adjustable-rate or short-term commercial loans, and $2.5 million of adjustable-rate home equity loans. Together, these loans represent 56.8% of the Bank's net loans at June 30, 2000. See "Business-Lending Activities."

Average Balances, Interest and Average Yields

      The following table sets forth certain information relating to the Company's average balance sheet and reflect the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the years presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the table. Interest earned on loan portfolios is net of reserves for uncollected interest. The securities in the following table are presented at amortized cost.


                                                                          Years Ended June 30,
                                     ---------------------------------------------------------------------------------------------
                                                  2000                            1999                            1998
                                     -----------------------------   -----------------------------   ------------------------------
                                                Interest   Average              Interest   Average              Interest   Average
                                     Average     Earned     Yield/   Average     Earned     Yield/   Average     Earned     Yield/
                                     Balance    or Paid      Rate    Balance    or Paid      Rate    Balance    or Paid      Rate
                                     -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                        (Dollars in thousands)

Interest-earning assets:
  Loans, net                         $173,319    $13,699    7.90%    $144,663    $11,377    7.86%    $124,971    $10,183    8.15%
  Securities                           31,196      1,822    5.84%      25,077      1,388    5.53%      22,318      1,248    5.59%
  Other earning assets(1)              11,822        656    5.55%      20,282        980    4.83%      14,886        779    5.23%
                                     -------------------             -------------------             -------------------
    Total interest-earning assets     216,337     16,177    7.48%     190,022     13,745    7.23%     162,175     12,210    7.53%
                                                 -------                         -------                         -------
  Cash and due from banks               4,905                           3,999                           2,908
  Other assets                          6,576                           6,438                           6,151
                                     --------                        --------                        --------
    Total assets                     $227,818                        $200,459                        $171,234
                                     ========                        ========                        ========

Interest-bearing liabilities:
  Regular and other deposits         $ 41,498        940    2.27%    $ 40,630        991    2.44%    $ 43,108      1,118    2.59%
  Now accounts                         23,954        358    1.49%      23,297        379    1.63%      21,608        349    1.62%
  Money market deposits                 6,947        160    2.30%       6,745        172    2.55%       6,577        173    2.63%
  Certificate of deposit               79,063      4,061    5.14%      67,464      3,575    5.30%      57,990      3,258    5.62%
                                     -------------------             -------------------             -------------------
    Total interest-bearing
     deposits                         151,462      5,519    3.64%     138,136      5,117    3.70%     129,283      4,898    3.79%
  FHLB borrowings                      32,314      1,927    5.96%      18,620      1,104    5.93%      12,231        750    6.13%
                                     -------------------             -------------------             -------------------
    Total interest-bearing
     liabilities                      183,776      7,446    4.05%     156,756      6,221    3.97%     141,514      5,648    3.99%
                                                 -------                         -------                         -------
  Demand deposit accounts              11,149                           7,530                           5,763
  Other liabilities                     1,438                           1,134                             871
                                     --------                        --------                        --------
    Total liabilities                 196,363                         165,420                         148,148
  Stockholders' equity                 31,455                          35,039                          23,086
                                     --------                        --------                        --------
    Total liabilities and
     stockholders' equity            $227,818                        $200,459                        $171,234
                                     ========                        ========                        ========

Net interest income                              $ 8,731                         $ 7,524                         $ 6,562
                                                 =======                         =======                         =======

Interest rate spread                                        3.43%                           3.26%                           3.54%
Net interest margin                                         4.04%                           3.96%                           4.05%
Interest-earning assets/
 interest-bearing liabilities            1.18x                           1.21x                           1.15x

--------------------
<F1>  Other earning assets include Bank Investment Fund, Liquidity Fund, FHLB overnight deposits, federal funds sold, the Co-operative Central Bank Reserve Fund and money market accounts.

Rate/Volume Analysis

      The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
(i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.


                                    Year Ended June 30,         Year Ended June 30,
                                       2000 vs 1999                1999 vs 1998
                                    Increase (decrease)         Increase (decrease)
                                 ------------------------    -------------------------
                                          Due to                       Due to
                                 ------------------------    -------------------------
                                 Rate    Volume     Total    Rate     Volume     Total
                                 ----    ------     -----    ----     ------     -----
                                                     (In thousands)

Interest and dividend income:
  Loans, net                     $ 59    $2,263    $2,322    $(364)   $1,558    $1,194
  Securities                       81       353       434      (12)      152       140
  Other earning assets            130      (454)     (324)     (63)      264       201
                                 -----------------------------------------------------
      Total                       270     2,162     2,432     (439)    1,974     1,535
                                 -----------------------------------------------------
Interest expense:
  Deposits                        (84)      486       402     (111)      330       219
  Borrowed funds                    6       817       823      (26)      380       354
                                 -----------------------------------------------------
      Total                       (78)    1,303     1,225     (137)      710       573
                                 -----------------------------------------------------
Change in net interest income    $348    $  859    $1,207    $(302)   $1,264    $  962
                                 =====================================================

Financial Condition and Results of Operations

      The Company's operating results depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-bearing assets (loans and securities), and the interest expense paid on its interest-bearing liabilities (deposits and FHLB borrowings). Operating results are also significantly affected by provisions for loan losses, other income and operating expenses. Each of these factors is significantly affected not only by the Company's policies, but, to varying degrees, by general economic and competitive conditions and by policies of state and federal regulatory authorities.

Comparison of Financial Condition at June 30, 2000 and 1999

      The Company's total assets amounted to $263.9 million at June 30, 2000 compared to $215.2 million at June 30, 1999, an increase of $48.7 million or 22.6%. The increase in total assets is primarily attributable to an increase in net loans of $34.5 million or 22.3% and an increase in cash and cash equivalents of $12.6 million or 67.4%.

      Cash and cash equivalents was $31.3 million at June 30, 2000 compared to $18.7 million at June 30, 1999. Cash and cash equivalents increased at June 30, 2000 due to an increase of $5.5 million in federal funds sold to $17.2 million at June 30, 2000 from $11.7 million at June 30, 1999. The increase in federal funds sold was caused by an increase in the liquidity needed for a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances, particularly at month-ends. In addition, cash and cash equivalents increased at June 30, 2000 due an increase in deposits resulting from a certificate of deposit promotion and the opening of a new branch office in Arlington, Massachusetts. The increase also reflects the Company's decision to increase liquidity and shorter-term investments in a period of generally rising interest rates.

      Net loans increased by $34.5 million or 22.3% to $189.2 million or 71.7% of total assets at June 30, 2000 as compared to $154.7 million or 71.9% of total assets at June 30, 1999 as the Bank continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans. Securities held by the Company increased by $538,000 or 1.6% to $34.9 million at June 30, 2000 from $34.4 million at June 30, 1999. The slight increase in the Company's securities portfolio reflects the Company's decision to invest a greater portion of its assets in cash and cash equivalents in a period of generally rising interest rates.

      Total deposits increased by $33.3 million or 20.7% to $194.1 million at June 30, 2000 from $160.9 million at June 30, 1999. The increase occurred primarily in certificates of deposit as a result of deposit promotions and the opening of the Bank's new office in Arlington, Massachusetts in May 2000. Certificates of deposit increased to $93.1 million at June 30, 2000 from $75.0 million at June 30, 1999, an increase of $18.1 million or 24.1%. Demand deposits increased to $16.3 million at June 30, 2000 from $8.6 million at June 30, 1999, an increase of $7.8 million or 91.1% as a result of the Bank's continuing emphasis on developing relationships with small businesses. There was also an increase in all other deposit categories.

      Total borrowings increased by $19.8 million to $38.8 million at June 30, 2000 from $19.0 million at June 30, 1999. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Bank has secured longer-term borrowed funds with original maturities ranging up to 15 years in order to improve its interest rate risk and fund longer-term assets including fixed-rate residential mortgage loans held for portfolio and mortgage-backed securities held for investment.

      Stockholders' equity decreased by $4.9 million to $29.2 million at June 30, 2000 from $34.1 million at June 30, 1999 as a result of the repurchase of 436,180 shares of common stock held in treasury at a cost of $4.9 million, the repurchase of 102,942 shares of common stock at a cost of $1.3 million to fund the Company's Recognition and Retention Plan ("RRP"), dividends paid of $522,000, and a reduction in the net unrealized gain on securities available for sale of $449,000, offset by net income of $1.7 million, a reduction in unearned RRP stock of $364,000, and a reduction in unearned ESOP shares of $289,000.

      Book value per share of common stock was $16.43 as of June 30, 2000 as compared to $15.06 as of June 30, 1999. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,776,866 shares of common stock outstanding as of June 30, 2000 for purposes of calculating the Company's book value per share.

Comparison of the Operating Results for the Years Ended June 30, 2000 and 1999

      Net Income. Net income was $1,689,000 for the year ended June 30, 2000 as compared to $1,502,000 for the year ended June 30, 1999. This $187,000 increase in net income during the period was the result of an increase of $1.2 million in net interest income, offset by a decrease in other income of $191,000, an increase in operating expenses of $673,000, and an increase in provision for income taxes of $101,000. The return on average assets for the year ended June 30, 2000 was .74% compared to .75% for the year ended June 30, 1999. The return on average equity for the year ended June 30, 2000 was 5.37% compared to 4.29% for the year ended June 30, 1999.

      Earnings per share on a basic and diluted basis was $.83 for the year ended June 30, 2000 compared to $.63 for the year ended June 30, 1999.

      Interest Income. Total interest and dividend income increased by $2.4 million or 17.7% to $16.2 million for the year ended June 30, 2000 from $13.7 million for the year ended June 30, 1999. The increase in interest income was primarily the result of a higher level of loans and investment securities, partially offset by a decrease in other earning assets. The average balance of net loans for the year ended June 30, 2000 was $173.3 million compared to $144.7 million for the year ended June 30, 1999. The average yield on net loans was 7.90% for the year ended June 30, 2000 compared to 7.86% for the year ended June 30, 1999. The average balance of investments for the year ended June 30, 2000 was $31.2 million compared to $25.1 million for the year ended June 30, 1999. The average yield on investments was 5.84% for the year ended June 30, 2000 compared to 5.53% for the year ended June 30, 1999. The average balance of other earning assets for the year ended June 30, 2000 was $11.8 million compared to $20.3 million for the year ended June 30, 1999. The average yield on other earning assets was 5.55% for the year ended June 30, 2000 compared to 4.83% for the year ended June 30, 1999.

      Interest Expense. Total interest expense increased by $1.2 million or 19.7% to $7.4 million for the year ended June 30, 2000 from $6.2 million for the year ended June 30, 1999. The increase in interest expense resulted from an increase in the overall deposit balances as well as an increase in FHLB borrowings. Average interest-bearing deposits increased by $13.3 million or 9.7% to $151.5 million for the year ended June 30, 2000. Average borrowings increased by $13.7 million to $32.3 million for the year ended June 30, 2000 from $18.6 million for the year ended June 30, 1999. The average rate on interest-bearing deposits decreased six basis points to 3.64% for the year ended June 30, 2000 from 3.70% for the year ended June 30, 1999, while the average rate on borrowed funds increased three basis points to 5.96% from 5.93% during the same period.

      Net Interest Income. Net interest income for the year ended June 30, 2000 was $8.7 million as compared to $7.5 million for the year ended June 30, 1999. The $1.2 million or 16.0% increase is attributed to the $2.4 million increase in interest and dividend income partially offset by the $1.2 million increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 25 basis points to 7.48% for the year ended June 30, 2000 from 7.23% for the year ended June 30, 1999, while the average cost on interest-bearing liabilities increased by eight basis points to 4.05% for the year ended June 30, 2000 from 3.97% for the year ended June 30, 1999. As a result, the interest rate spread increased to 17 basis points to 3.43% for the year ended June 30, 2000 from 3.26% for the year ended June 30, 1999. The interest rate spread increased due to a higher volume of loans and investments during a period of generally rising interest rates.

      Provision for Loan Losses. The provision for loan losses was $200,000 for the year ended June 30, 2000 as compared to $145,000 for the year ended June 30, 1999. The increase reflects the growth in net loans and continued emphasis on small business lending. At June 30, 2000, the balance of the allowance for loan losses was $1,531,000 or .80% of total loans. During the year ended June 30, 2000, $23,000 was charged against the allowance for loan losses while $6,000 in recoveries was credited to the allowance for loan losses. At June 30, 1999, the balance of the allowance for loan losses was $1,348,000 or .86% of total loans. During the year ended June 30, 1999, $36,000 was charged against allowance for loan losses while $3,000 in recoveries was credited to the allowance for loan losses. There was one non-performing loan of $2,000 at June 30, 2000. At June 30, 1999, there were no non-performing loans.

      Other Income. Other income was $945,000 for the year ended June 30, 2000 compared to $1.1 million for the year ended June 30, 1999. The $191,000 or 16.8% decrease was primarily the result of a decrease in the gain on the sale of mortgage loans of $97,000, a decrease in the gain on the sale of securities of $114,000, a decrease in miscellaneous income of $23,000, and a decrease in the Co-operative Central Bank Share Insurance Fund special dividend of $16,000, partially offset by an increase in customer service fees of $64,000.

      Operating Expenses. Operating expenses increased by $673,000 or 11.1% to $6.7 million for the year ended June 30, 2000 from $6.1 million for the year ended June 30, 1999. Salaries and employee benefits increased by $654,000, of which $196,000 was attributable to a full year's worth of expense for the Company's Recognition and Retention Plan adopted in March 1999. Salaries and benefits also increased because of a full year's worth of expense related to the full-service office opened in Lexington, Massachusetts, in November 1998 and a partial year's expense related to the full-service office opened in Arlington, Massachusetts in May 2000. Normal salary increases also contributed to the increase. Occupancy and equipment expense increased by $158,000 due to rental expense, real estate taxes, and equipment depreciation costs associated with the opening of the Lexington and Arlington offices.

      Data processing expense decreased by $33,000, while other general and administrative expenses decreased by $106,000 as a result of lower insurance costs and lower professional fees. Annual operating expenses are expected to increase in future periods due to the increased cost of operating as a publicly held stock institution.

Comparison of Financial Condition at June 30, 1999 and 1998

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

      Net loans increased by $16.1 million or 11.6% to $154.7 million or 71.9% of total assets at June 30, 1999 as compared to $138.6 million or 69.6% of total assets at June 30, 1998 as the Bank continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans. Securities held by the Company increased by $6.6 million or 23.8% to $34.4 million at June 30, 1999 from $27.8 million at June 30, 1998. The increase in the Company's securities portfolio reflects the Company's decision to invest a greater portion of its assets in short and medium term securities.

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

      Stockholders' equity decreased by $2.1 million to $34.0 million at June 30, 1999 from $36.1 million at June 30, 1998 because of an increase in treasury stock of $3.5 million resulting from the repurchase of common stock, dividends paid of $547,000, and a reduction in the net unrealized gain on securities available for sale of $38,000, offset by net income of $1.5 million and a reduction in unearned ESOP shares of $472,000.

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

      Interest Income. Total interest and dividend income increased by $1.5 million or 12.6% to $13.7 million for the year ended June 30, 1999 from $12.2 million for the year ended June 30, 1998. The increase in interest income was primarily the result of a higher level of loans, securities, and other earning assets. The average balance of net loans for the year ended June 30, 1999 was $144.7 million compared to $125.0 million for the year ended June 30, 1998. The average yield on net loans was 7.86% for the year ended June 30, 1999 compared to 8.15% for the year ended June 30, 1998.

      Interest Expense. Total interest expense increased by $573,000 or 10.1% to $6.2 million for the year ended June 30, 1999 from $5.6 million for the year ended June 30, 1998. The reason for the increase in interest expense was the increase in the overall deposit balances as well as an increase in FHLB borrowings. Average interest-bearing deposits increased by $8.9 million or 6.8% to $138.1 million for the year ended June 30, 1999. Average borrowings increased by $6.4 million to $18.6 million for the year ended June 30, 1999 from $12.2 million for the year ended June 30, 1998. The average rate on interest bearing deposits decreased 9 basis points to 3.70% for the year ended June 30, 1999 from 3.79% for the year ended June 30, 1998, while the average rate on borrowed funds decreased 20 basis points to 5.93% from 6.13% during the same period.

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

      Provision for Loan Losses. The provision for loan losses was $145,000 for the year ended June 30, 1999 as compared to $245,000 for the year ended June 30, 1998. The decrease reflects the low amount of delinquent and non-performing loans. At June 30, 1999, the balance of the allowance for loan losses was $1,348,000 or .86% of total loans. During the year ended June 30, 1999, $36,000 was charged against the allowance for loan losses while $3,000 in recoveries was credited to the allowance for loan losses. At June 30, 1998, the balance of the allowance for loan losses was $1,236,000 or
 .88% of total loans. During the year ended June 30, 1998, $2,000 was charged against allowance for loan losses while $16,000 in recoveries was credited to the allowance for loan losses. There were no non-performing loans at June 30, 1999. At June 30, 1998, non-performing loans were $150,000.

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

Liquidity and Capital Resources

      The Company's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of securities and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at June 30, 2000 was 53.6%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At June 30, 2000, the Company had borrowings of $38.8 million from the FHLB.

      At June 30, 2000, the Company had $16.1 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $75.8 million at June 30, 2000. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 2000, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and the Bank's regulatory capital at June 30, 2000, see
"Regulation-Federal Banking Regulations-Capital Requirements."

Impact of Inflation and Changing Prices

      The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Impact of New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and 138, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Adoption of this Statement by the Company will require that changes in fair value of covered call options be recognized in net income. Currently, such changes are included as a component of stockholders' equity. The Company adopted SFAS No. 133 effective July 1, 2000.

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

      The ALCO is composed of members of management and the Board of Directors to monitor the difference between the Company's maturing and repricing assets and liabilities and to develop and implement strategies to manage the possible change in the Company's net interest margin resulting from changes in interest rates. The primary responsibilities of the ALCO are to assess the Company's asset/liability mix, recommend strategies to the board that will enhance income while managing the Company's vulnerability to changes in interest rates and report to the board the results of the strategies used.

      Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby affecting net interest income ("NII"), the primary component of the Company's earnings. During the year ended June 30, 2000, the Company began using working with a consulting group to perform its interest rate risk simulation analysis. ALCO utilizes the results of a simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling one-year horizon, it also utilizes additional tools to monitor potential longer-term risk.

      The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to board and ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. The Company uses various other assumptions in its sensitivity analysis. For securities, in the event of a call provision, if the interest rate is lower than the contractual rate, reinvestment is assumed at the lower rate. For residential mortgage loans, the Company uses the PSA method to generate different prepayment assumptions. Commercial loans and commercial real estate loans do not include any amortization or prepayment amounts. For money market accounts, NOW accounts, and regular savings deposits, not all deposits within these categories are assumed to increase by the full extent of the interest rate shift based upon management's judgment as to deposit elasticity. The following reflects the Company's NII sensitivity analysis as of June 30, 2000.


                                        Estimated NII Sensitivity
                                        -------------------------
                   Rate Change          Year One         Year Two
                   -----------          --------         --------

                   +200 basis points      1.58%           5.03%
                   -200 basis points     (2.34%)         (2.02%)

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Mystic Financial, Inc. and subsidiary as of June 30, 2000 and 1999 are included in pages F-1 through F-36 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 6 through 10, and page 21 of the Company's Proxy Statement for the 2000 Annual Meeting of
Stockholders (the "Proxy Statement") is incorporated herein by reference:
"Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

      The following information included on pages 11 through 19 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Directors' Compensation," "-Executive Compensation," "-Employment Agreements," and "-Benefits."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 3 through 5 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Stockholders of the Company" and "-Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 21 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Transactions with Certain Related Persons."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Listed below are all financial statements and exhibits filed as part of this report:

          (1) The consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000, together with the related notes and the independent auditors' report of Wolf & Company, P.C. independent certified public accountants.
          (2)  Schedules omitted as they are not applicable.
          (3)  Exhibits


Exhibit No.    Description
-----------    -----------

3.1            Certificate of Incorporation of Mystic Financial, Inc.*

3.2            Bylaws of Mystic Financial, Inc.*

4.3            Specimen of Stock Certificate of Mystic Financial, Inc.*

10.1           Employee Stock Ownership Plan and Trust Agreement of Mystic Financial, Inc.*

10.2           Employment Agreement between Medford Co-operative Bank and Robert H. Surabian. *

10.3           Employment Agreement between Medford Co-operative Bank and Ralph W. Dunham. *

10.4           Employment Agreement between Medford Co-operative Bank and John O'Donnell. *

10.5           Employment Agreement between Medford Co-operative Bank and Thomas G. Burke. *

21.1           Subsidiaries of the Registrant. *

23.1           Consent of Wolf & Company, P.C.

27.1           Financial Data Schedule (Submitted only with filing in electronic format).

99.1           Proxy Statement for the 2000 Annual Meeting of Stockholders of Mystic Financial, Inc.
               (previously filed with the Securities and Exchange Commission on September 12, 2000).

--------------------
*     Incorporated herein by reference to Registration Statement
      No. 333-34447 on Form S-1 of Mystic Financial, Inc. filed with the Securities and Exchange Commission on August 27, 1997, as amended.

      (b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2000.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on September 13, 2000.

                                  Mystic Financial, Inc.


                                  By: /s/ Robert H. Surabian
                                      --------------------------------
                                      Robert H. Surabian
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

            Name                          Title                     Date
            ----                          -----                     ----

/s/ Robert H. Surabian          Director, President and      September 13, 2000
----------------------------    Chief Executive Officer)
Robert H. Surabian              (Principal executive
                                officer)

/s/ Ralph W. Dunahm             Executive Vice President,    September 13, 2000
----------------------------    Treasurer and Chief
Ralph W. Dunham                 Financial Officer
                                (Principal financial and
                                accounting officer)

/s/ Julie Bernardin             Director                     September 13, 2000
----------------------------
Julie Bernardin

/s/ Frederick N. Dello Russo    Director                     September 13, 2000
----------------------------
Frederick N. Dello Russo

/s/ John A. Hackett             Director                     September 13, 2000
----------------------------
John A. Hackett

/s/ Richard M. Kazanjian        Director                     September 13, 2000
----------------------------
Richard M. Kazanjian

/s/ John W. Maloney             Director                     September 13, 2000
----------------------------
John W. Maloney

/s/ John J. McGlynn             Director, Chairman of the    September 13, 2000
----------------------------    Board
John J. McGlynn

/s/ Lorraine P. Silva           Director, Secretary          September 13, 2000
----------------------------
Lorraine P. Silva



                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

Independent Auditors' Report                                          F-2
Consolidated Balance Sheets as of June 30, 2000 and 1999              F-3
Consolidated Statements of Income for each of the years
 in the three-year period ended June 30, 2000                         F-4
Consolidated Statements of Changes in Stockholders'
 Equity for each of the years in the three-year period
  ended June 30, 2000                                                 F-5

Consolidated Statements of Cash Flows for
 each of the years in the three-year period ended
  June 30, 2000                                                       F-6
Notes to Consolidated Financial Statements                            F-8


                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mystic Financial, Inc.


We have audited the consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mystic Financial, Inc. and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with generally accepted accounting principles.



Boston, Massachusetts
July 20, 2000


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                         June 30,
                                                  ----------------------
                                                     2000         1999
                                                     ----         ----
                                                  (Dollars In Thousands)

Cash and due from banks                            $ 10,842     $  6,442
Federal funds sold                                   17,181       11,674
Short-term investments                                3,308          605
                                                   ---------------------
      Total cash and cash equivalents                31,331       18,721
Securities available for sale, at fair value         32,452       31,772
Securities held to maturity, at amortized cost            -        1,500
Federal Home Loan Bank stock, at cost                 2,438        1,080
Loans, net of allowance for loan losses of
 $1,531 and $1,348, respectively                    189,200      154,689
Mortgage loans held for sale                            543          406
Banking premises and equipment, net                   2,805        2,657
Real estate held for investment, net                  1,673        1,730
Accrued interest receivable                           1,324        1,265
Due from Co-operative Central Bank                      929          929
Other assets                                          1,193          465
                                                   ---------------------
                                                   $263,888     $215,214
                                                   =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $194,135     $160,867
Federal Home Loan Bank borrowings                    38,750       18,978
Mortgagors' escrow accounts                             672          547
Accrued interest payable                                481          334
Accrued expenses and other liabilities                  661          436
                                                   ---------------------
      Total liabilities                             234,699      181,162
                                                   =====================

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $.01 par value,
   1,000,000 shares authorized; none issued               -            -
  Common stock, $.01 par value, 5,000,000
   shares authorized; 2,711,125 shares issued            27           27
  Additional paid-in capital                         25,601       25,688
  Retained earnings                                  15,295       14,128
  Treasury stock, at cost - 702,427 shares
   and 266,247 shares at June 30, 2000 and 1999      (8,424)      (3,485)
  Accumulated other comprehensive income (loss)         (55)         394
  Unearned ESOP shares                               (2,324)      (2,700)
  Unearned RRP shares                                  (931)           -
                                                   ---------------------
      Total stockholders' equity                     29,189       34,052
                                                   ---------------------
                                                   $263,888     $215,214
                                                   =====================

See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME


                                                                   Years Ended June 30,
                                                            ---------------------------------
                                                              2000         1999         1998
                                                              ----         ----         ----
                                                                  (Dollars In Thousands,
                                                                  Except Per Share Data)

Interest and dividend income:
  Interest and fees on loans                                $13,699      $11,377      $10,183
  Interest and dividends on securities                        1,822        1,388        1,248
  Other interest                                                656          980          779
                                                            ---------------------------------
      Total interest and dividend income                     16,177       13,745       12,210
                                                            ---------------------------------

Interest expense:
  Deposits                                                    5,519        5,117        4,898
  Federal Home Loan Bank borrowings                           1,927        1,104          750
                                                            ---------------------------------
      Total interest expense                                  7,446        6,221        5,648
                                                            ---------------------------------
Net interest income                                           8,731        7,524        6,562
Provision for loan losses                                       200          145          245
                                                            ---------------------------------
Net interest income, after provision for loan losses          8,531        7,379        6,317
                                                            ---------------------------------

Other income:
  Customer service fees                                         617          553          547
  Loan servicing and other loan fees                             67           64           59
  Gain on sales of loans                                          3          100           35
  Gain on sales of securities available for sale, net           128          242          227
  Rental income, net of expenses                                 18           26           46
  Co-operative Central Bank Share Insurance Fund
   special dividend                                              35           51           49
  Miscellaneous                                                  77          100           72
                                                            ---------------------------------
      Total other income                                        945        1,136        1,035
                                                            ---------------------------------

Operating expenses:
  Salaries and employee benefits                              4,106        3,452        2,948
  Occupancy and equipment expenses                              752          594          479
  Data processing expenses                                      296          329          257
  Other general and administrative expenses                   1,561        1,667        1,090
                                                            ---------------------------------
      Total operating expenses                                6,715        6,042        4,774
                                                            ---------------------------------
Income before income taxes                                    2,761        2,473        2,578
Provision for income taxes                                    1,072          971        1,031
                                                            ---------------------------------
      Net income                                            $ 1,689      $ 1,502      $ 1,547
                                                            =================================

Basic and diluted earnings per share                        $  0.83      $  0.63        N/A

Weighted average shares outstanding                       2,024,201    2,375,440        N/A

See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended June 30, 2000, 1999 and 1998


                                                                  Additional
                                                         Common     Paid-in     Retained     Treasury
                                                         Stock      Capital     Earnings      Stock
                                                         ------   ----------    --------     --------
                                                                        (In Thousands)

Balance at June 30, 1997                                   $  -     $     -      $11,761      $     -

Comprehensive income:
  Net income                                                 -            -        1,547            -
  Change in net unrealized gains/losses on
   securities available for sale, net of
    reclassification adjustment and
     tax effects                                             -            -            -            -

      Total comprehensive income

Net proceeds from sale of common stock                      27       25,710            -            -
Purchase of treasury stock (2,120 shares)                    -            -            -          (21)
Purchase of ESOP shares                                      -            -            -            -
Cash dividends paid ($.05 per share)                         -            -         (135)           -
                                                           ------------------------------------------
Balance at June 30, 1998                                    27       25,710       13,173          (21)

Comprehensive income:
  Net income                                                 -            -        1,502            -
  Change in net unrealized gains/losses on securities
   available for sale, net of reclassification
    adjustment and tax effects                               -            -            -            -

      Total comprehensive income

Cash dividends paid ($0.21 per share)                        -            -         (547)           -
Purchase of treasury stock (264,127 shares)                  -            -            -       (3,464)
Decrease in unearned ESOP shares                             -          (22)           -            -
                                                           ------------------------------------------
Balance at June 30, 1999                                    27       25,688       14,128       (3,485)

Comprehensive income:
  Net income                                                 -            -        1,689            -
  Change in net unrealized gains/losses on securities
   available for sale, net of reclassification
    adjustment and tax effects                               -            -            -            -

      Total comprehensive income

Cash dividends paid ($0.26 per share)                        -            -         (522)           -
Purchase of treasury stock (436,180 shares)                  -            -            -       (4,939)
Decrease in unearned ESOP shares                             -          (87)           -            -
Purchase of RRP shares                                       -            -            -            -
Decrease in unearned RRP shares                              -            -            -            -
                                                           ------------------------------------------
Balance at June 30, 2000                                   $27      $25,601      $15,295      $(8,424)
                                                           ==========================================


                                                      Accumulated
                                                          Other        Unearned    Unearned
                                                      Comprehensive      ESOP         RRP
                                                      Income (Loss)     Shares      Shares      Total
                                                      -------------    --------    --------     -----
                                                                       (In Thousands)

Balance at June 30, 1997                                  $ 179        $     -     $     -     $11,940
                                                                                               -------
Comprehensive income:
  Net income                                                  -              -           -       1,547
  Change in net unrealized gains/losses on
   securities available for sale, net of
    reclassification adjustment and
     tax effects                                            253              -           -         253
                                                                                               -------
      Total comprehensive income                                                                 1,800
                                                                                               -------
Net proceeds from sale of common stock                        -              -           -      25,737
Purchase of treasury stock (2,120 shares)                     -              -           -         (21)
Purchase of ESOP shares                                       -         (3,194)          -      (3,194)
Cash dividends paid ($.05 per share)                          -              -           -        (135)
                                                          --------------------------------------------
Balance at June 30, 1998                                    432         (3,194)          -      36,127
                                                                                               -------
Comprehensive income:
  Net income                                                  -              -           -       1,502
  Change in net unrealized gains/losses on securities
   available for sale, net of reclassification
    adjustment and tax effects                              (38)             -           -         (38)
                                                                                               -------
      Total comprehensive income                                                                 1,464
                                                                                               -------
Cash dividends paid ($0.21 per share)                         -              -           -        (547)
Purchase of treasury stock (264,127 shares)                   -              -           -      (3,464)
Decrease in unearned ESOP shares                              -            494           -         472
                                                          --------------------------------------------
Balance at June 30, 1999                                    394         (2,700)          -      34,052
                                                                                               -------
Comprehensive income:
  Net income                                                  -              -           -       1,689
  Change in net unrealized gains/losses on securities
   available for sale, net of reclassification
    adjustment and tax effects                             (449)             -           -        (449)
                                                                                               -------
      Total comprehensive income                                                                 1,240
                                                                                               -------
Cash dividends paid ($0.26 per share)                         -              -           -        (522)
Purchase of treasury stock (436,180 shares)                   -              -           -      (4,939)
Decrease in unearned ESOP shares                              -            376           -         289
Purchase of RRP shares                                        -              -      (1,295)     (1,295)
Decrease in unearned RRP shares                               -              -         364         364
                                                          --------------------------------------------
Balance at June 30, 2000                                  $ (55)       $(2,324)    $  (931)    $29,189
                                                          ============================================

See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years Ended June 30,
                                                           --------------------------------
                                                             2000        1999        1998
                                                             ----        ----        ----
                                                                    (In Thousands)

Cash flows from operating activities:
  Net income                                               $  1,689    $  1,502    $  1,547
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                   200         145         245
    Net amortization (accretion) of securities                  (29)         39          (2)
    Gain on sales of loans                                       (3)         (3)          -
    Amortization of unearned ESOP shares                        289         472           -
    Amortization of unearned RRP shares                         364           -           -
    Gain on sales of securities available for sale, net        (128)       (242)       (227)
    Depreciation expense                                        375         363         335
    Deferred income tax benefit                                 (82)        (63)        (66)
    Net change in:
      Loans held for sale                                      (137)       (326)        130
      Accrued interest receivable                               (59)       (166)       (229)
      Other assets                                             (646)       (108)         50
      Accrued interest payable                                  147          46          39
      Accrued expenses and other liabilities                    466        (446)        639
                                                           --------------------------------
        Net cash provided by operating activities             2,446       1,213       2,461
                                                           --------------------------------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales                                                     9,888       1,071       2,924
    Maturities, prepayments and calls                           331       7,505           -
    Purchases                                               (11,432)    (25,453)    (13,241)
    Activity in held-to-maturity securities:
      Maturities, prepayments and calls                       1,500      10,504       7,006
      Purchases                                                   -           -      (1,503)
    Purchase of Federal Home Loan Bank stock                 (1,358)        (83)       (139)
    Loans originated, net of payments received              (36,386)    (16,572)    (24,270)
    Proceeds from sales of loans                              1,678         334           -
    Purchases of banking premises and equipment                (466)       (405)       (140)
    Additions to real estate held for investment                  -          (1)         (2)
    Increase in due from Co-operative Central Bank                -           -        (260)
                                                           --------------------------------
        Net cash used by investing activities               (36,245)    (23,100)    (29,625)
                                                           --------------------------------

Cash flows from financing activities:
  Net increase in deposits                                   33,268      16,101      15,463
  Proceeds from borrowings                                   35,200       3,600      33,100
  Repayment of borrowings                                   (15,428)     (1,127)    (24,127)
  Net increase in mortgagors' escrow accounts                   125          66          95
  Net proceeds from sale of common stock                          -           -      25,737
  Purchase of treasury stock                                 (4,939)     (3,464)        (21)
  Purchase of ESOP shares                                         -           -      (3,194)
  Purchase of RRP shares                                     (1,295)          -           -
  Cash dividends paid                                          (522)       (547)       (135)
                                                           --------------------------------
        Net cash provided by financing activities            46,409      14,629      46,918
                                                           --------------------------------

Net change in cash and cash equivalents                      12,610      (7,258)     19,754

Cash and cash equivalents at beginning of year               18,721      25,979       6,225
                                                           --------------------------------

Cash and cash equivalents at end of year                   $ 31,331    $ 18,721    $ 25,979
                                                           ================================

Supplemental information:
  Interest paid                                            $  7,299    $  6,175    $  5,609
  Income taxes paid                                           1,215       1,232         984

See accompanying notes to consolidated financial statements.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended June 30, 2000, 1999 and 1998

l.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and business

The consolidated financial statements include the accounts of Mystic Financial, Inc. (the "Company") and its wholly-owned subsidiary, Medford Co-operative Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Mystic Securities Corp., which engages in the purchase and sale of securities and Mystic Investment Inc. which is inactive. Mystic Financial, Inc. became the Bank's holding company on January 8, 1998 in connection with the Bank's conversion from mutual to stock form. Effective May 25, 2000, the Company changed its classification from a bank holding company to a financial holding company. All significant intercompany accounts have been eliminated in consolidation.

The Bank provides a variety of financial services to individuals and businesses through its six offices in Medford, Arlington and Lexington, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and consumer loans.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income
(loss).

Purchase premiums and discounts are recognized in interest income by the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date using the specific identification method.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Stock compensation plans

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See Note 12.)

Earnings per common share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per share data is not presented in the consolidated financial statements for the year ended June 30, 1998 as shares of common stock were not issued until January 8, 1998.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:


                                                      Years Ended June 30,
                                                   ------------------------
                                                   2000      1999      1998
                                                   ----      ----      ----
                                                         (In Thousands)

Change in unrealized holding gains/losses
 on available-for-sale securities                 $(562)    $ 183     $ 616
Reclassification adjustment for gains
 realized in income                                (128)     (242)     (227)
                                                  -------------------------
Change in net unrealized gains/losses              (690)      (59)      389

Tax effect                                          241        21      (136)
                                                  -------------------------

Net-of-tax amount                                 $(449)    $ (38)    $ 253
                                                  =========================

Segments

The Company, through the branch network of its subsidiary, Medford Co-operative Bank, provides a broad range of financial services to individuals and businesses. These services include checking, savings and term certificate deposits; lending; credit card servicing; and ATM processing services. While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Adoption of this Statement by the Company will require that changes in fair value of covered call options be recognized in net income. Currently, such changes are included as a component of stockholders' equity. The Company adopted SFAS No. 133 effective July 1, 2000.

2.    SECURITIES

The amortized cost and estimated fair value of securities with gross unrealized gains and losses is as follows:


                                                June 30, 2000
                                 -------------------------------------------
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized   Fair
                                    Cost       Gains        Losses     Value
                                 ---------   ----------   ----------   -----
                                               (In Thousands)

Available for Sale
------------------
  U.S. Government and
   federal agency obligations      $18,821      $  -        $(484)   $18,337
  Mortgage-backed securities         8,709         1          (42)     8,668
  Other bonds                        2,547         -         (154)     2,393
  Marketable equity securities       2,459       755         (160)     3,054
                                   -----------------------------------------
      Total                        $32,536      $756        $(840)   $32,452
                                   =========================================


                                                June 30, 1999
                                 -------------------------------------------
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized   Fair
                                    Cost       Gains        Losses     Value
                                 ---------   ----------   ----------   -----
                                               (In Thousands)

Available for Sale
------------------
  U.S. Government and
   federal agency obligations      $24,323      $  -        $(296)   $24,027
  Other bonds                        4,556         -          (58)     4,498
  Marketable equity securities       2,287       960            -      3,247
                                   -----------------------------------------
      Total                        $31,166      $960        $(354)   $31,772
                                   =========================================

Held to Maturity
----------------
  U.S. Government and
   federal agency obligations      $   500      $  1        $   -    $   501
  Other bonds                        1,000         1            -      1,001
                                   -----------------------------------------
      Total                        $ 1,500      $  2        $   -    $ 1,502
                                   =========================================

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2000 is as follows:


                               Amortized     Fair
                                  Cost      Value
                               ---------    ------
                                  (In Thousands)

Within 1 year                   $ 2,205    $ 2,181
Over 1 year to 5 years           19,163     18,549
                                ------------------
                                 21,368     20,730
Mortgage-backed securities        8,709      8,668
                                ------------------
      Total                     $30,077    $29,398
                                ==================

During the years ended June 30, 2000, 1999 and 1998, proceeds from sales of securities available for sale amounted to $9,888,000, $1,071,000 and $2,924,000, respectively. Gross realized gains for 2000, 1999 and 1998 amounted to $420,000, $275,000 and $363,000, respectively, and gross realized losses were $292,000, $33,000 and $136,000, respectively.

3.    LOANS

A summary of the balances of loans follows:


                                                 June 30,
                                           --------------------
                                             2000        1999
                                             ----        ----
                                              (In Thousands)

Mortgage loans on real estate:
  Fixed residential                        $ 67,243    $ 60,093
  Adjustable residential                     60,619      47,123
  Commercial                                 41,294      33,980
  Construction                               12,762       7,021
  Home equity lines of credit                 3,470       2,076
                                           --------------------
                                            185,388     150,293
Due to borrowers on incomplete loans         (7,076)     (2,899)
Net deferred loan costs (fees)                   12         (12)
                                           --------------------
                                            178,324     147,382
                                           --------------------
Other loans:
  Commercial                                  6,411       5,026
  Commercial lines of credit                  4,470       2,083
  Personal                                    1,526       1,546
                                           --------------------
                                             12,407       8,655
                                           --------------------
      Total loans                           190,731     156,037
Less allowance for loan losses               (1,531)     (1,348)
                                           --------------------
      Loans, net                           $189,200    $154,689
                                           ====================

An analysis of the allowance for loan losses follows:


                                     Years Ended June 30,
                                  --------------------------
                                   2000      1999      1998
                                   ----      ----      ----
                                        (In Thousands)

Balance at beginning of year      $1,348    $1,236    $  977
Provision for loan losses            200       145       245
Recoveries                             6         3        16
Charge-offs                          (23)      (36)       (2)
                                  --------------------------
Balance at end of year            $1,531    $1,348    $1,236
                                  ==========================

At June 30, 2000 and 1999, there were no impaired loans. The average investment in impaired loans for the years ended June 30, 2000, 1999, and 1998 amounted to $36,000, $191,000 and $371,000, respectively and interest income recognized on a cash basis on impaired loans amounted to $5,000, $23,000 and $17,000, respectively. Non-accrual loans amounted to $2,000 at June 30, 2000. There were no non-accrual loans at June 30, 1999.

On a fee basis, the Bank services loans it has originated and sold to others. At June 30, 2000 and 1999, such loans amounted to $23,465,000 and $24,886,000, respectively. All loans serviced for others were sold without recourse provisions.

4.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:


                                         June 30,
                                   --------------------         Estimated
                                     2000         1999        Useful Lives
                                     ----         ----        ------------
                                      (In Thousands)

Banking premises:
  Land                             $   242      $   242
  Buildings and improvements         2,447        2,447      10 - 40 years
Equipment                            2,496        2,030       3 - 10 years
                                   --------------------
                                     5,185        4,719
Less accumulated depreciation      $(2,380)     $(2,062)
                                   --------------------
                                   $ 2,805      $ 2,657
                                   ====================

Depreciation expense for the years ended June 30, 2000, 1999 and 1998 amounted to $318,000, $307,000 and $278,000, respectively.

5.    REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment represents property adjacent to the Bank's main office which is primarily leased as commercial retail and office space. The Bank occupies a portion of the building for its own activities. A summary of the cost and accumulated depreciation and estimated useful life is as follows:


                                         June 30,
                                    ------------------        Estimated
                                     2000        1999       Useful Lives
                                     ----        ----       ------------
                                      (In Thousands)

Land                                $   34      $   34
Building                             2,229       2,229         40 years
                                    ------------------
                                     2,263       2,263
Less accumulated depreciation         (590)       (533)
                                    ------------------
                                    $1,673      $1,730
                                    ==================

Depreciation expense for the years ended June 30, 2000, 1999 and 1998 amounted to $57,000, $56,000 and $57,000, respectively.
The following is a schedule of minimum future rental income on noncancelable leases:


                         Year Ending
                           June 30,           Amount
                         -----------          ------
                                          (In Thousands)

                             2001              $ 80
                             2002                50
                             2003                40
                             2004                35
                             2005                14
                                               ----
                                               $219
                                               ====

The provisions of the lease agreements provide that the tenants are responsible for utilities and certain repairs. Certain of the leases also contain provisions that the tenants are responsible for a percentage of real estate taxes and certain other costs.

Rental income for the years ended June 30, 2000, 1999 and 1998 amounted to $134,000, $141,000 and $149,000, respectively.

6.    DEPOSITS

A summary of deposit balances by type is as follows:


                                                 June 30,
                                           --------------------
                                             2000        1999
                                             ----        ----
                                              (In Thousands)

NOW accounts                               $ 33,927    $ 29,361
Demand deposits                              16,346       8,556
Regular and other deposits                   42,413      40,903
Money market deposits                         8,370       7,020
                                           --------------------
     Total non-certificate accounts         101,056      85,840
                                           --------------------
Term certificates less than $100,000         68,686      58,882
Term certificates of $100,000 or more        24,393      16,145
                                           --------------------
      Total certificate accounts             93,079      75,027
                                           --------------------
      Total deposits                       $194,135    $160,867
                                           ====================

A summary of certificate accounts, by maturity, is as follows:


                                 June 30, 2000          June 30, 1999
                              ------------------------------------------
                                         Weighted               Weighted
                                          Average                Average
                               Amount      Rate       Amount      Rate
                               ------    --------     ------    --------
                                        (Dollars In Thousands)

Within 1 year                 $75,758      5.61%     $62,100      4.99%
Over 1 year to 3 years         16,960      5.81       12,485      5.32
Over 3 years to 5 years           361      5.62          442      5.73
                              ----------------------------------------
                              $93,079      5.65%     $75,027      5.05%

7.    FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings consist of the following at June 30, 2000 and 1999:


                                                        Weighted Average
                                        Amount            Interest Rate
                                  ------------------    ----------------
          Maturity                  2000       1999       2000     1999
---------------------------         ----       ----       ----     ----
                                    (In Thousands)

Year ending June 30, 2000         $     -    $ 2,400       -%      6.30%
Year ending June 30, 2001           3,000          -    6.16          -
Year ending June 30, 2002           2,950      2,950    6.31       6.31
Year ending June 30, 2003           4,000      2,300    6.07       5.85
Year ending June 30, 2004           3,600      3,600    5.30       5.30
Year ending June 30, 2005          10,500          -    6.84          -
Thereafter                         13,800      6,800    5.78       5.54
Amortizing advance, due on
 August 14, 2006, requiring
 monthly payments of $7,793
 including interest                   900        928    6.97       6.97
                                  ------------------
                                  $38,750    $18,978
                                  ==================

The following is a summary of maturities of borrowings at June 30, 2000:


                         Year Ending
                           June 30,          Amount
                         -----------         ------
                                         (In Thousands)

                             2001           $ 3,031
                             2002             2,982
                             2003             4,035
                             2004             3,638
                             2005            10,540
                          Thereafter         14,524
                                            -------
                                            $38,750
                                            =======

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

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:


                                                Years Ended June 30,
                                             --------------------------
                                              2000      1999      1998
                                              ----      ----      ----
                                                   (In Thousands)

Current tax provision:
  Federal                                    $  870    $  776    $  805
  State                                         284       258       292
                                             --------------------------
      Total current                           1,154     1,034     1,097
                                             --------------------------

Deferred tax benefit:
  Federal                                       (61)      (45)      (49)
  State                                         (21)      (18)      (17)
                                             --------------------------
      Total deferred                            (82)      (63)      (66)
                                             --------------------------

      Total provision                        $1,072    $  971    $1,031
                                             ==========================

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                                Years Ended June 30,
                                              ------------------------
                                              2000      1999      1998
                                              ----      ----      ----
                                                   (In Thousands)

Statutory rate                                34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit      6.3       6.4       7.0
  Other, net                                  (1.5)     (1.1)     (1.0)
                                              ------------------------
Effective tax rates                           38.8%     39.3%     40.0%
                                              ========================

The components of the net deferred tax asset included in other assets are as follows:


                                          June 30,
                                       --------------
                                       2000      1999
                                       ----      ----
                                       (In Thousands)

Deferred tax asset:
  Federal                              $552     $ 475
  State                                 206       164
                                       --------------
                                        758       639
Valuation reserve on asset              (24)      (24)
                                       --------------
                                        734       615
                                       --------------
Deferred tax liability:
  Federal                               (54)     (188)
  State                                 (19)      (89)
                                       --------------
                                        (73)     (277)
                                       --------------
Net deferred tax asset                 $661     $ 338
                                       ==============

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                          June 30,
                                       --------------
                                       2000      1999
                                       ----      ----
                                       (In Thousands)

Allowance for loan losses              $621     $ 545
Net unrealized (gain) loss on
 securities available for sale           29      (212)
Other                                    35        29
                                       --------------
                                        685       362
Valuation reserve                       (24)      (24)
                                       --------------
Net deferred tax asset                 $661     $ 338
                                       ==============

A summary of the change in the net deferred tax asset is as follows:


                                     Years Ended June 30,
                                    ---------------------
                                    2000    1999     1998
                                    ----    ----     ----
                                        (In Thousands)

Balance at beginning of year        $338    $254    $ 324
Deferred tax benefit                  82      63       66
Deferred tax on net unrealized
 gain/loss on securities
  available for sale                 241      21     (136)
                                    ---------------------
Balance at end of year              $661    $338    $ 254
                                    =====================

There was no change in the valuation reserve during the years ended June 30, 2000, 1999 and 1998.

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

The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:


                                                         June 30,
                                                    -----------------
                                                      2000      1999
                                                      ----      ----
                                                      (In Thousands)

Commitments to grant mortgage loans                 $ 5,074    $3,741
Commitments to grant commercial loans                10,983     3,114
Unadvanced funds on home equity lines of credit       3,107     2,170
Unadvanced funds on credit card loans                 1,796     1,854
Unadvanced funds on commercial lines of credit        6,101     3,880
Standby letters of credit                               305       252

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit outstanding as of June 30, 2000 have expiration dates within five years and are collateralized by real estate, business assets and cash. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

In June 1998, the Company amended the President's employment agreement to provide him with a special benefit on his retirement. The President would be entitled to receive a lump sum benefit upon retirement equal to the dollar value of the shares of common stock expected to be allocated to the President under the ESOP over the ten year term of the ESOP loan reduced by the value of the shares of common stock actually allocated to the President's ESOP account. During the years ended June 30, 2000 and 1999, the Company accrued compensation expense under this agreement amounting to $20,000 and $13,000, respectively.

Lease commitments

Pursuant to the terms of the noncancelable lease agreements in effect at June 30, 2000, the future minimum rent commitments for leased premises are as follows:


                         Year Ending
                           June 30,           Amount
                         -----------          ------
                                         (In Thousands)

                             2001           $  260
                             2002              260
                             2003              260
                             2004              260
                             2005              203
                          Thereafter           393
                                            ------
                            Total           $1,636
                                            ======

The leases contain certain options to extend for two to four five-year periods and contain provisions for reimbursement of real estate taxes and certain other costs. The costs of such rentals and reimbursements are not included above. Rent expense for the years ended June 30, 2000 and 1999 amounted to $191,000 and $91,000, respectively. There was no rent expense for the year ended June 30, 1998.

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

Minimum regulatory capital requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to financial holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the tables.


                                                                                         Minimum
                                                                                        To Be Well
                                                                     Minimum        Capitalized Under
                                                                     Capital        Prompt Corrective
                                                 Actual            Requirement      Action Provisions
                                            ----------------    ----------------    -----------------
                                            Amount     Ratio    Amount     Ratio    Amount      Ratio
                                            ------     -----    ------     -----    ------      -----
                                                              (Dollars In Thousands)

June 30, 2000:
  Total Capital to Risk Weighted Assets
    Consolidated                            $30,775    20.2%    $12,174     8.0%        N/A      N/A
    Bank                                     27,737    18.3      12,121     8.0     $15,151     10.0%
  Tier I Capital to Risk Weighted Assets
    Consolidated                             29,244    19.2       6,087     4.0         N/A      N/A
    Bank                                     26,206    17.3       6,060     4.0       9,090      6.0
  Tier I Capital to Average Assets
    Consolidated                             29,244    11.4      10,309     4.0         N/A      N/A
    Bank                                     26,206    10.8       9,719     4.0      12,149      5.0

June 30, 1999:
  Total Capital to Risk Weighted Assets
    Consolidated                            $35,006    27.3%    $10,255     8.0%        N/A      N/A
    Bank                                     24,388    19.2      10,143     8.0     $12,679     10.0%
  Tier I Capital to Risk Weighted Assets
    Consolidated                             33,658    26.2       5,127     4.0         N/A      N/A
    Bank                                     23,040    18.1       5,072     4.0       7,609      6.0
  Tier I Capital to Average Assets
    Consolidated                             33,658    16.0       8,387     4.0         N/A      N/A
    Bank                                     23,040    11.4       8,046     4.0      10,057      5.0

11.    RELATED PARTY TRANSACTIONS

At June 30, 2000 and 1999, total loans to directors and officers of the Bank greater than $60,000 on an individual basis amounted to $1,933,000 and $2,069,000, respectively. During the years ended June 30, 2000 and 1999, total principal additions were $215,000 and $1,783,000, respectively, and total principal payments were $351,000 and $626,000, respectively.

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

Total pension expense for the years ended June 30, 2000, 1999 and 1998 amounted to $110,000, $115,000 and $132,000, respectively.

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

Total expense under the Section 401(k) plan for the years ended June 30, 2000, 1999 and 1998 amounted to $54,000, $63,000 and $68,000, respectively.

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

Shares held by the ESOP include the following:


                                                  June 30,
                                          ------------------------
                                             2000          1999
                                             ----          ----

Allocated                                     46,579        20,331
Committed to be allocated                     12,520        12,954
Unallocated                                  157,791       183,605
                                          ------------------------
      Total                                  216,890       216,890
                                          ========================
Fair value of unallocated ESOP shares     $1,903,000    $2,180,000
                                          ========================

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.

Total expense applicable to the ESOP amounted to $289,000 and $279,000 for the years ended June 30, 2000 and 1999, respectively.

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

The Company applies APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for the years ended June 30, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:


                                                        2000         1999
                                                        ----         ----

Net income                             As reported   $1,689,000   $1,502,000
                                       Pro forma     $1,616,000   $1,466,000

Basic and diluted earnings per share   As reported   $     0.83   $     0.63
                                       Pro forma     $     0.80   $     0.62

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants during the year ended June 30, 1999 were dividend yield of 2.0%, expected life of 7 years, expected volatility of 14%, and a risk-free interest rate of 5.2%.

During the year ended June 30, 1999, the Company granted options to purchase 226,364 shares at an exercise price of $12.06 per share, all of which were outstanding at June 30, 2000 and 1999. The options vest over a period of five years and expire in ten years. At June 30, 1999, none of the options were exercisable. At June 30, 2000, 45,273 shares were exercisable. There were no shares granted during the year ended June 30, 2000. For the years ended June 30, 2000 and 1999, there were no shares exercised, forfeited or expired. The weighted average fair value of the options granted during 1999 was $2.67. The weighted average remaining contractual life of the options outstanding at June 30, 2000 and 1999 was 8.75 and 9.75 years, respectively.

Recognition and retention plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. The RRP is authorized to acquire no more than 102,942 shares of Common stock in the open market. Shares vest at a rate of 20% per year with the first vesting period ending December 31, 1999. At June 30, 1999, Awards were granted with respect to 96,342 shares. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards. As of June 30, 2000, 19,268 vested shares had been distributed to eligible participants. Compensation expense amounted to $290,000 and $94,000 for the years ended June 30, 2000 and 1999, respectively. Compensation expense is based on the fair value of the common stock on the grant date.

Benefit restoration plan

In June 1998, the Company adopted the Benefit Restoration Plan ("BRP") in order to provide the President with the benefits that would be due to him under the defined benefit pension plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Total expense related to the BRP amounted to $53,000 and $61,000 for the years ended June 30, 2000 and 1999, respectively.

13.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. At June 30, 2000, $12,121,000 of the Company's equity in the Bank was restricted and funds available for loans and advances amounted to $1,133,000.

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

      Securities: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

      Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for loans held for sale are based on quoted market prices. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using underlying collateral values when applicable.

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

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:


                                                         June 30,
                                       --------------------------------------------
                                               2000                    1999
                                       --------------------    --------------------
                                       Carrying      Fair      Carrying      Fair
                                        Amount       Value      Amount       Value
                                       --------      -----     --------      -----
                                                      (In Thousands)

Financial assets:
  Cash and cash equivalents            $ 31,331    $ 31,331    $ 18,721    $ 18,721
  Securities available for sale          32,452      32,452      31,772      31,772
  Securities held to maturity                 -           -       1,500       1,502
  Federal Home Loan Bank stock            2,438       2,438       1,080       1,080
  Loans, net                            189,200     185,429     154,689     154,598
  Mortgage loans held for sale              543         543         406         406
  Accrued interest receivable             1,324       1,324       1,265       1,265

Financial liabilities:
  Deposits                              194,135     195,628     160,867     161,664
  Federal Home Loan Bank borrowings      38,750      37,477      18,978      18,619
  Accrued interest payable                  481         481         334         334

15.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Mystic Financial, Inc., is as follows:

                               BALANCE SHEETS
                               --------------


                                                            June 30,
                                                       ------------------
                                                         2000       1999
                                                         ----       ----
                                                         (In Thousands)

Assets
------

Cash and due from banks                                $   226    $   108
Federal funds sold                                          29      1,054
Short-term investments                                   2,500          -
                                                       ------------------
      Total cash and cash equivalents                    2,755      1,162

Securities available for sale, at fair value                 -      6,258
Investment in common stock of Bank                      26,320     26,611
Other assets                                               122        123
                                                       ------------------
      Total assets                                     $29,197    $34,154
                                                       ==================

Liabilities and Stockholders' Equity
------------------------------------

Accrued expenses                                       $     8    $   102
                                                       ------------------

Stockholders' equity:
  Preferred stock                                            -          -
  Common stock                                              27         27
  Additional paid-in capital                            25,601     25,688
  Retained earnings                                     15,295     14,128
  Treasury stock, at cost                               (8,424)    (3,485)
  Accumulated other comprehensive income (loss)            (55)       394
  Unearned ESOP shares                                  (2,324)    (2,700)
  Unearned RRP shares                                     (931)         -
                                                       ------------------
      Total stockholders' equity                        29,189     34,052
                                                       ------------------
    Total liabilities and stockholders' equity         $29,197    $34,154
                                                       ==================

                            STATEMENTS OF INCOME
                            --------------------



                                            Years Ended June 30,         Period
                                            --------------------    January 8, 1998
                                               2000      1999       to June 30, 1998
                                               ----      ----       ----------------
                                                         (In Thousands)

Income:
  Interest on investments                     $  302    $  516            $253
  Interest on ESOP loan                          270       188             126
  Loss on sale of securities                    (188)        -               -
  Miscellaneous income                             9        10               4
                                              --------------------------------
      Total income                               393       714             383

Operating expenses                               130       307               8
                                              --------------------------------

Income before income taxes and equity in
 undistributed income of Bank                    263       407             375
Income tax provision                             105       163             150
                                              --------------------------------
                                                 158       244             225
Equity in undistributed income of Bank         1,531     1,258             731
                                              --------------------------------
      Net income                              $1,689    $1,502            $956
                                              ================================

                          STATEMENTS OF CASH FLOWS
                          ------------------------


                                                         Years Ended June 30,         Period
                                                         --------------------    January 8, 1998
                                                           2000        1999      to June 30, 1998
                                                           ----        ----      ----------------
                                                         (In Thousands)

Cash flows from operating activities:
  Net income                                              $ 1,689    $ 1,502         $    956
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in undistributed income of Bank                 (1,531)    (1,258)            (731)
    (Accretion) amortization of investments                   (17)        12                3
    Loss on sale of securities available for sale             188          -                -
    Amortization of unearned ESOP shares                      289        472                -
    Amortization of unearned RRP shares                       364          -                -
    Other, net                                              1,227       (456)             (55)
                                                          -----------------------------------
      Net cash provided by operating activities             2,209        272              173
                                                          -----------------------------------

Cash flows from investing activities:
  Purchase of Bank common stock                                 -          -          (11,333)
  Purchases of securities available for sale                    -     (5,307)          (8,524)
  Proceeds from sales of securities available for sale      6,140      7,505                -
                                                          -----------------------------------
      Net cash provided (used) by investing activities      6,140      2,198          (19,857)
                                                          -----------------------------------

Cash flows from financing activities:
  Net proceeds from sale of common stock                        -          -           25,737
  Purchase of treasury stock                               (4,939)    (3,464)             (21)
  Purchase of ESOP shares                                       -          -           (3,194)
  Purchase of RRP shares                                   (1,295)         -                -
  Cash dividends paid                                        (522)      (547)            (135)
                                                          -----------------------------------
  Net cash provided (used) by financing activities         (6,756)    (4,011)          22,387
                                                          -----------------------------------

Net change in cash and cash equivalents                     1,593     (1,541)           2,703

Cash and cash equivalents at beginning of period            1,162      2,703                -
                                                          -----------------------------------

Cash and cash equivalents at end of period                $ 2,755    $ 1,162         $  2,703
                                                          ===================================

16.   QUARTERLY DATA (UNAUDITED)


                                                                        Years Ended June 30,
                                        ------------------------------------------------------------------------------------
                                                          2000                                        1999
                                        ----------------------------------------    ----------------------------------------
                                        Fourth      Third     Second      First     Fourth      Third     Second      First
                                        Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                        -------    -------    -------    -------    -------    -------    -------    -------
                                                               (In Thousands, Except Per Share Data)

Interest and dividend income            $ 4,445    $ 4,070    $ 3,938    $ 3,724    $ 3,562    $ 3,510    $ 3,348    $ 3,325
Interest expense                         (2,130)    (1,937)    (1,776)    (1,603)    (1,634)    (1,609)    (1,496)    (1,482)
                                        ------------------------------------------------------------------------------------
Net interest income                       2,315      2,133      2,162      2,121      1,928      1,901      1,852      1,843
Provision for loan losses                   (50)       (35)       (75)       (40)       (55)         -        (30)       (60)
                                        ------------------------------------------------------------------------------------
Net interest income, after provision
 for  loan losses                         2,265      2,098      2,087      2,081      1,873      1,901      1,822      1,783
Other income                                232        226        271        216        339        234        320        243
Operating expenses                       (1,807)    (1,709)    (1,706)    (1,493)    (1,736)    (1,504)    (1,461)    (1,341)
                                        ------------------------------------------------------------------------------------

Income before income taxes                  690        615        652        804        476        631        681        685

Provision for income taxes                 (271)      (229)      (255)      (317)      (192)      (237)      (272)      (270)
                                        ------------------------------------------------------------------------------------

Net income                              $   419    $   386    $   397    $   487    $   284    $   394    $   409    $   415
                                        ====================================================================================
Basic and diluted earnings per share    $  0.23    $  0.20    $  0.19    $  0.22    $  0.12    $  0.17    $  0.16    $  0.16
                                        ====================================================================================