Form 10-Q
period 2000-09-30
MYSTIC FINANCIAL INC
filed 2000-11-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2000

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

As of November 8, 2000, 1,948,604 shares of the registrant's common stock were outstanding.


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I    FINANCIAL INFORMATION                                        Page
          ---------------------                                        ----

Item 1    Financial Statements:

          Consolidated Balance Sheets - September 30, 2000
          and June 30, 2000                                              3

          Consolidated Statements of Income - Three Months Ended
          September 30, 2000 and 1999                                    4

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended September 30, 2000 and 1999        5

          Consolidated Statements of Cash Flows - Three Months
          Ended September 30, 2000 and 1999                              6

          Notes to Unaudited Consolidated Financial Statements -
          September 30, 2000                                             7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk                                                   19

PART II   OTHER INFORMATION
          -----------------

Item 4    Submission of Matters to a Vote of Security Holders           19

Item 6    Exhibits and Reports on Form 8-K                              19

          SIGNATURES                                                    20
          ----------


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                            September 30, 2000    June 30, 2000
                                                            ------------------    -------------
                                                                        (Unaudited)

Assets
  Cash and due from banks                                        $  8,521           $ 10,842
  Federal funds sold                                                8,897             17,181
  Short-term investments                                            2,075              3,308
                                                                 ---------------------------
      Total cash and cash equivalents                              19,493            31,331

  Securities available for sale, at fair value                     35,296            32,452
  Federal Home Loan Bank stock, at cost                             2,438             2,438
  Loans, net of allowance for loan losses of $1,582
   and $1,531, respectively                                       201,178           189,200
  Mortgage loans held for sale                                        285               543
  Bank premises and equipment, net                                  2,719             2,805
  Real estate held for investment, net                              1,659             1,673
  Accrued interest receivable                                       1,476             1,324
  Due from Co-operative Central Bank                                  929               929
  Other assets                                                      1,100             1,193
                                                                 ---------------------------
                                                                 $266,573          $263,888
                                                                 ==========================

Liabilities and Stockholders' Equity
  Deposits                                                       $189,752          $194,135
  Federal Home Loan Bank borrowings                                45,642            38,750
  Mortgagors' escrow accounts                                         757               672
  Accrued expenses and other liabilities                            1,171             1,142
                                                                 ---------------------------
      Total liabilities                                           237,322           234,699
                                                                 ---------------------------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued                                              -                 -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,716,125 and
   and 2,711,125 issued, respectively                                  27                27
  Additional paid-in capital                                       25,649            25,601
  Retained earnings                                                15,670            15,295
  Treasury stock, at cost - 755,021 and 702,427 shares
   at September 30, 2000 and June 30, 2000, respectively           (9,111)           (8,424)
  Accumulated other comprehensive income (loss)                       117               (55)
  Unearned ESOP shares                                             (2,231)           (2,324)
  Unearned RRP stock                                                 (870)             (931)
                                                                 ---------------------------
      Total stockholders' equity                                   29,251            29,189
                                                                 ---------------------------
                                                                 $266,573          $263,888
                                                                 ==========================


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                              Three Months Ended
                                                        ------------------------------
                                                        September 30,    September 30,
                                                             2000             1999
                                                        -------------    -------------
                                                                  (Unaudited)

Interest and dividend income:
  Interest and fees on loans                                $3,984           $3,123
  Interest and dividends on securities                         596              475
  Other interest                                               142              126
                                                            -----------------------
        Total interest and dividend income                   4,722            3,724
                                                            -----------------------

Interest expense:
  Deposits                                                   1,709            1,292
  Federal Home Loan Bank borrowings                            639              311
                                                            -----------------------
      Total interest expense                                 2,348            1,603
                                                            -----------------------
Net interest income                                          2,374            2,121
Provision for loan losses                                       50               40
                                                            -----------------------
Net interest income, after provision for loan losses         2,324            2,081
                                                            -----------------------

Other income:
  Customer service fees                                        197              141
  Gain on sale of securities available for sale, net            57               31
  Miscellaneous                                                 37               44
                                                            -----------------------
      Total other income                                       291              216
                                                            -----------------------

Operating expenses:
  Salaries and employee benefits                             1,098              936
  Occupancy and equipment expenses                             226              164
  Data processing expenses                                      79               66
  Other general and administrative expenses                    402              327
                                                            -----------------------
      Total operating expenses                               1,805            1,493
                                                            -----------------------

Income before income taxes                                     810              804
Provision for income taxes                                     314              317
                                                            -----------------------
Net income                                                  $  496           $  487
                                                            =======================
Earnings per share basic and diluted                        $ 0.28           $ 0.22
                                                            =======================
Weighted average shares outstanding - basic                  1,769            2,216
                                                            =======================
Weighted average shares outstanding - diluted                1,778            2,218
                                                            =======================


    See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
               Three Months Ended September 30, 2000 and 1999
                               (In Thousands)
                                 (Unaudited)

                                                                              Accumulated
                                           Additional                            Other        Unearned   Unearned       Total
                                  Common    Paid-In     Retained   Treasury   Comprehensive     ESOP       RRP      Stockholders'
                                  Stock     Capital     Earnings    Stock     Income (Loss)    Shares     Stock         Equity
                                  ------   ----------   --------   --------   -------------   --------   --------   --------------

Balance at June 30, 2000            $27      $25,601    $15,295    $(8,424)       $ (55)      $(2,324)   $  (931)        $29,189
                                                                                                                         --------
Comprehensive income:
  Net income                          -            -        496          -            -             -          -             496
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                         172                                      172
                                                                                                                         --------
      Total comprehensive income                                                                                             668
                                                                                                                         --------
Dividend paid ($0.07 per share)       -            -       (121)         -            -             -          -            (121)
Stock options exercised
 (5,000 shares)                       -           60          -          -            -             -          -              60
Purchase of Treasury Stock            -            -          -       (687)           -             -          -            (687)
Decrease in unearned ESOP shares      -          (12)         -          -            -            93          -              81
Decrease in unearned RRP stock        -            -          -          -            -             -         61              61
                                    ---------------------------------------------------------------------------------------------
Balance at September 30, 2000       $27      $25,649    $15,670    $(9,111)       $ 117       $(2,231)   $  (870)        $29,251
                                    ============================================================================================

Balance at June 30, 1999            $27      $25,688    $14,128    $(3,485)       $ 394       $(2,700)   $     -         $34,052
                                                                                                                         --------
Comprehensive income:
  Net income                          -            -        487          -            -             -          -             487
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects           -            -          -          -         (234)            -          -            (234)
                                                                                                                         --------
      Total comprehensive income      -            -          -          -            -             -          -             253
                                                                                                                         --------
Dividend paid ($0.06 per share)       -            -       (134)         -            -             -          -            (134)
Purchase of RRP stock                 -            -          -          -            -             -     (1,295)         (1,295)
Decrease in unearned RRP stock        -            -          -          -            -             -        170             170
Decrease in unearned ESOP shares      -          (14)         -          -            -            92          -              78
                                    ---------------------------------------------------------------------------------------------
Balance at September 30, 1999       $27      $25,674    $14,481    $(3,485)       $ 160       $(2,608)   $(1,125)        $33,124
                                    ============================================================================================


    See accompanying notes to unaudited consolidated financial statements


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                                Three Months Ended
                                                                     ----------------------------------------
                                                                     September 30, 2000    September 30, 1999
                                                                     ------------------    ------------------
                                                                                    (Unaudited)

Cash flows from operating activities:
  Net income                                                              $    496              $    487
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                                   50                    40
    Net accretion of securities                                                (48)                  (10)
    Gain on sales of securities available for sale                             (57)                  (31)
    Amortization of unearned ESOP shares                                        81                    78
    Amortization of unearned RRP stock                                          61                   170
    Depreciation expense                                                       105                    95
    Net change in mortgage loans held for sale                                 258                   (63)
    Decrease in accrued interest receivable                                   (152)                   42
    (Increase) decrease in other assets                                         31                  (241)
    Increase (decrease) in accrued expenses and other liabilities               29                   132
                                                                          ------------------------------
      Net cash provided by operating activities                                854                   699
                                                                          ------------------------------

Cash flows from investing activities:
  Maturities of securities held to maturity                                      -                 1,500
  Proceeds from sales of securities available for sale                       4,312                 2,264
  Principal paydowns on mortgage-backed securities                             260                    41
  Purchase of securities available for sale                                 (7,077)               (1,964)
  Purchase of Federal Home Loan Bank Stock                                       -                  (219)
  Loans originated, net of payments received                               (12,028)              (10,429)
  Purchases of banking premises and equipment                                   (5)                  (23)
                                                                          ------------------------------
      Net cash used by investing activities                                (14,538)               (8,830)
                                                                          ------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                       (4,383)                3,455
  Proceeds from borrowings                                                   9,900                 9,002
  Repayment of borrowings                                                   (3,008)               (2,009)
  Net increase in mortgagors' escrow accounts                                   85                   104
  Proceeds from exercise of stock options                                       60                     -
  Dividends paid                                                              (121)                 (134)
  Purchase of treasury stock                                                  (687)                    -
  Purchase of RRP stock                                                          -                (1,295)
                                                                          ------------------------------
      Net cash provided by financing activities                              1,846                 9,123
                                                                          ------------------------------

Net change in cash and cash equivalents                                    (11,838)                  992
Cash and cash equivalents at beginning of period                            31,331                18,721
                                                                          ------------------------------
Cash and cash equivalents at end of period                                $ 19,493              $ 19,713
                                                                          ==============================

Supplemental cash flow information:
  Interest paid                                                           $  2,317              $  1,599
  Income taxes paid                                                            256                   295



                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2000

1)   Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2000, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

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

2)   Commitments and Contingencies

At September 30, 2000, the Bank had outstanding commitments to originate loans amounting to approximately $7.9 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $7.1 and $12.8 million, respectively.

3)   Earnings Per Share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the Company's Employee Stock Ownership Plan (the "ESOP") and the Company's 1999 Recognition and Retention Plan (the "RRP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

4)   Book Value Per Share

Book value per share was $16.81 as of September 30, 2000 and $15.21 as of September 30, 1999. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,740,349 and 2,178,296 shares of common stock outstanding as of September 30, 2000 and September 30, 1999, respectively, for purposes of calculating the Company's book value per share.

5)   1999 Recognition and Retention Plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the RRP, which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. As of September 30, 1999, the Company's RRP Trust had completed the purchase of the authorized 102,942 shares in the open market at a cost of $1.3 million. Shares vest at a rate of 20% per year. The first vesting occurred December 31, 1999. At September 30, 2000, Awards were granted with respect to 96,342 shares. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards.

6)   Stock Repurchases

On August 2, 2000, the Company completed a repurchase program acquiring 104,794 shares of its common stock at a cost of approximately $1.2 million. On August 30, 2000, the Company announced another repurchase program to acquire 99,555 shares of its common stock or 5% of its 1,991,104 outstanding shares of common stock. This repurchase program has been partially completed as 47,500 shares of common stock have been repurchased at a cost of approximately $643,000.

7)   Securities

The following table sets forth the Company's securities at the dates indicated.


                                   September 30, 2000        June 30, 2000
                                  --------------------    --------------------
                                  Amortized      Fair     Amortized      Fair
                                    Cost         Value      Cost         Value
                                  ---------      -----    ---------      -----
                                               (In Thousands)

Securities available for sale:
  U.S. Government & Federal
   Agency Obligations              $15,768     $15,456     $18,821     $18,337
  Mortgage-backed securities         8,453       8,513       8,709       8,668
  Other bonds & obligations          8,067       7,903       2,547       2,393
  Marketable equity securities       2,859       3,424       2,459       3,054
                                   -------------------------------------------
      Total                        $35,147     $35,296     $32,536     $32,452
                                   ===========================================


8)   Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                    September 30, 2000        June 30, 2000
                                    -------------------    -------------------
                                     Amount     Percent     Amount     Percent
                                     ------     -------     ------     -------
                                              (Dollars in Thousands)

Residential mortgage loans          $134,304     66.8%     $127,862     67.6%
Commercial real estate loans          45,064     22.4%       41,294     21.8%
Commercial loans                      11,484      5.7%       10,881      5.8%
Consumer loans                         1,614      0.8%        1,526      0.8%
Home equity loans                      3,414      1.7%        3,470      1.8%
Construction loans                    15,845      7.9%       12,762      6.7%
                                    ----------------------------------------
        Total loans                  211,725    105.3%      197,795    104.5%

Less:
  Deferred loan origination fees         (22)    (0.0%)         (12)    (0.0%)
  Unadvanced principal                 8,987      4.5%        7,076      3.7%
  Allowance for loan losses            1,582      0.8%        1,531      0.8%
                                    ----------------------------------------
      Loans, net                    $201,178    100.0%     $189,200    100.0%
                                    ========================================


9)   Allowance for Loan Losses

      The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                       Three Months Ended    Three Months Ended
                                                       September 30, 2000    September 30, 1999
                                                       ------------------    ------------------
                                                                (Dollars in Thousands)

  Average loans, net                                        $196,535              $159,003
                                                            ==============================
  Period-end net loans                                      $201,178              $165,078
                                                            ==============================

  Allowance for loan losses at beginning of period          $  1,531              $  1,348
  Provision for loan losses                                       50                    40
  Plus recoveries                                                  1                     1
  Loans charged-off                                                0                    (6)
                                                            ------------------------------
  Allowance for loan losses at end of period                $  1,582              $  1,383
                                                            ==============================

  Non-performing loans                                      $      2              $    122
                                                            ==============================

Ratios:
  Allowance for loan losses to period-end net loans             0.79%                 0.84%
  Net charge-offs to average loans, net                         0.00%                 0.01%


10)  Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                     September 30, 2000        June 30, 2000
                                                     -------------------    -------------------
                                                      Amount     Percent     Amount     Percent
                                                      ------     -------     ------     -------
                                                               (Dollars in Thousands)

Deposits:
  Savings deposits                                   $ 42,317     22.3%     $ 42,413     21.9%
  NOW accounts                                         34,817     18.4%       33,927     17.5%
  Money market deposits                                 7,866      4.1%        8,370      4.3%
  Demand deposits                                      14,596      7.7%       16,346      8.4%
  Certificates of deposit                              90,156     47.5%       93,079     47.9%
                                                     ----------------------------------------
      Total deposits                                 $189,752    100.0%     $194,135    100.0%
                                                     ========================================

Borrowed funds:
  Advances from Federal Home Loan Bank of Boston:
    Maturities less than one year                    $  9,000     19.7%     $  3,000      7.7%
    Maturities greater than one year                   36,642     80.3%       35,750     92.3%
                                                     ----------------------------------------
      Total borrowed funds                           $ 45,642    100.0%     $ 38,750    100.0%
                                                     ========================================


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2000

      The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at September 30, 2000 to June 30, 2000, and the results of operations for the three months ended September 30, 2000, compared to the same period in 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

General

      The Bank completed its conversion from a mutual to a stock institution and was simultaneously acquired by the Company on January 8, 1998. The Company's principal business activity consists of the ownership of the Bank. The Company also invests in short-term investment grade marketable securities and other liquid investments.

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
               THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                  Three Months Ending September 30, 2000    Three Months Ending September 30, 1999
                                                  --------------------------------------    --------------------------------------
                                                  Average         Interest        Yield/    Average         Interest        Yield/
                                                  Balance      Income/Expense      Rate     Balance      Income/Expense      Rate
                                                  -------      --------------     ------    -------      --------------     ------
                                                                               (Dollars in thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                $196,535         $3,984         8.11%     $159,003         $3,123         7.86%
  Securities                                        36,943            596         6.45%       32,653            475         5.82%
  Other earning assets                               8,898            142         6.38%        9,692            126         5.20%
                                                  -----------------------                   -----------------------
    Total interest-earning assets                  242,376          4,722         7.79%      201,348          3,724         7.40%
                                                                   ------                                    ------
  Cash and due from banks                            5,187                                     4,292
  Other assets                                       6,831                                     6,353
                                                  --------                                  --------
    Total assets                                  $254,394                                  $211,993
                                                  ========                                  ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                      $ 42,230            234         2.22%     $ 41,449            237         2.29%
  NOW accounts                                      27,969            120         1.72%       24,037             89         1.48%
  Money market deposits                              7,850             46         2.34%        6,531             37         2.27%
  Certificates of deposit                           90,631          1,309         5.78%       74,380            929         5.00%
                                                  -----------------------                   -----------------------
    Total interest-bearing deposits                168,680          1,709         4.05%      146,397          1,292         3.53%
FHLB borrowings                                     40,158            639         6.36%       21,158            311         5.88%
                                                  -----------------------                   -----------------------
    Total interest-bearing liabilities             208,838          2,348         4.50%      167,555          1,603         3.83%
                                                                   ------                                    ------
Demand deposit accounts                             14,686                                     9,730
Other liabilities                                    1,611                                     1,194
                                                  --------                                  --------
    Total liabilities                              225,135                                   178,479
Stockholders' equity                                29,259                                    33,514
                                                  --------                                  --------
    Total liabilities and stockholders' equity    $254,394                                  $211,993
                                                  ========                                  ========

Net interest income                                                $2,374                                    $2,121
                                                                   ======                                    ======

Interest rate spread                                                              3.29%                                     3.57%
Net interest margin                                                               3.92%                                     4.21%
Interest earning assets/interest-bearing
 liabilities                                                                      1.16x                                     1.20x


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


                                 Three Months Ended September 30,
                                           2000 vs 1999
                                        Increase (decrease)
                                 --------------------------------
                                       Due To
                                 ------------------
                                   Rate      Volume        Total
                                   ----      ------        -----
                                          (In thousands)

Interest and dividend income:
  Loans, net                       $102       $759         $861
  Investments                        55         66          121
  Other earning assets               27        (11)          16
                                   ----------------------------
      Total                         184        814          998
                                   ----------------------------

Interest expense:
  Deposits                          205        212          417
  Borrowed funds                     28        300          328
                                   ----------------------------
      Total                         233        512          745
                                   ----------------------------
Change in net interest income      $(49)      $302         $253
                                   ============================


Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

      The Company's total assets amounted to $266.6 million at September 30, 2000 compared to $263.9 million at June 30, 2000, an increase of $2.7 million or 1.0%. The increase in total assets is principally due to continued loan growth.

      Cash and cash equivalents decreased to $19.5 million at September 30, 2000 from $31.3 million at June 30, 2000, a decrease of $11.8 million or 37.8%. Cash and cash equivalents decreased to fund the Company's increase in net loans. Securities increased to $35.3 million at September 30, 2000 from $32.5 million at June 30, 2000, an increase of $2.8 million or 8.8%.

      Net loans increased by $12.0 million or 6.3% to $201.2 million or 75.5% of total assets at September 30, 2000 as compared to $189.2 million or 71.7% of total assets at June 30, 2000 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

      Total borrowings increased by $6.9 million to $45.6 million at September 30, 2000 from $38.8 million at June 30, 2000. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Company has secured longer-term borrowed funds with original maturities ranging up to 15 years in order to improve its interest rate risk and fund longer term assets including fixed-rate residential mortgage loans held for portfolio and mortgage-backed securities held for investment.

      Stockholders' equity increased by $62,000 to $29.3 million at September 30, 2000 from $29.2 million at June 30, 2000 as a result of the repurchase of 52,594 shares of common stock held in treasury at a cost of $687,000 and dividends paid of $121,000, offset by an increase in the net unrealized gain on securities available for sale of $172,000, net income of $496,000, a reduction in unearned RRP stock of $61,000, a reduction in unearned ESOP shares of $81,000, and proceeds from the exercise of stock options of $60,000.

Comparison of the Operating Results for the Three Months Ended
September 30, 2000 and 1999

      Net Income. Net income was $496,000 for the three months ended September 30, 2000, compared to $487,000 for the three months ended September 30, 1999. Return on average assets was .78% for the three months ended September 30, 2000, compared to .92% for the three months ended September 30, 1999. Return on average equity was 6.78% for the three months ended September 30, 2000, compared to 5.81% for the three months ended September 30, 1999.

      The increase in income before income taxes for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was attributable to an increase in net interest income of $253,000 and an increase in other income of $75,000, which were partially offset by an increase of $10,000 in provision for loans losses and an increase in operating expenses of $312,000.

      Interest and Dividend Income. Total interest and dividend income increased by $998,000 or 26.8% to $4.7 million for the three months ended September 30, 2000 from $3.7 million for the three months ended September 30, 1999. The increase in interest income was a result of a higher level of loans and securities resulting from general asset growth and an increase in the average yield on interest-earning assets caused by generally rising interest rates. The average balance of net loans for the three months ended September 30, 2000 was $196.5 million compared to $159.0 million for the three months ended September 30, 1999. The average yield on net loans was 8.11% for the three months ended September 30, 2000 compared to 7.86% for the three months ended September 30, 1999.

      The average balance of securities for the three months ended September 30, 2000 was $36.9 million compared to $32.7 million for the three months ended September 30, 1999. The average yield on securities was 6.45% for the three months ended September 30, 2000 compared to 5.82% for the three months ended September 30, 1999. The average balance of other earning assets for the three months ended September 30, 2000 was $8.9 million compared to $9.7 million for the three months ended September 30, 1999. The average yield on other earning assets was 6.38% for the three months ended September 30, 2000 compared to 5.20% for the three months ended September 30, 1999.

      Interest Expense. Total interest expense increased by $745,000 or 46.5% to $2.3 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30, 1999. The increase in interest expense resulted from an increase in the overall deposit balances as well as an increase in FHLB borrowings. Average interest-bearing deposits increased by $22.3 million or 15.2% to $168.7 million for the three months ended September 30, 2000. Average borrowings increased by $19.0 million to $40.2 million for the three months ended September 30, 2000 from $21.2 million for the three months ended September 30, 1999. The average rate on interest-bearing deposits increased 52 basis points to 4.05% for the three months ended September 30, 2000 from 3.53% for the three months ended September 30, 1999, while the average rate on borrowed funds increased 48 basis points to 6.36% from 5.88% during the same period.

      Net Interest Income. Net interest income for the three months ended September 30, 2000 was $2.4 million as compared to $2.1 million for the three months ended September 30, 1999. The $253,000 or 11.9% increase can be attributed to a combination of the $998,000 increase in interest and dividend income, partially offset by the $745,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 39 basis points to 7.79% for the three months ended September 30, 2000 from 7.40% for the three months ended September 30, 1999, while the average cost on interest-bearing liabilities increased by 67 basis points to 4.50% for the three months ended September 30, 2000 from 3.83% for the three months ended September 30, 1999. As a result, the interest rate spread decreased to 3.29% for the three months ended September 30, 2000 from 3.57% for the three months ended September 30, 1999.

      Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2000 was $50,000, compared to $40,000 for the three months ended September 30, 1999. This increase reflects the growth in net loans and continued emphasis on small business lending. At September 30, 2000, the balance of the allowance for loan losses was $1.6 million or .79% of net loans. At September 30, 1999, the balance of the allowance for loan losses was $1.4 million or .84% of net loans.

      Other Income. Other income was $291,000 for the three months ended September 30, 2000 compared to $216,000 for the three months ended September 30, 1999. The $75,000 or 34.7% increase was primarily the result of an increase in service fees on loans and deposit accounts of $56,000 and an increase in the gain from sales of securities of $26,000.

      Operating Expenses. Operating expenses increased by $312,000 or 20.9% to $1.8 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999. Salaries and employee benefits increased by $162,000 primarily due to staff hired for the opening of a new branch office in Arlington, Massachusetts, in May 2000, and normal salary increases. Occupancy and equipment expenses increased by $62,000, primarily due to the opening of the Arlington branch. An increase in other general and administrative expenses of $75,000 was caused by higher professional fees, liability insurance costs, and additional operating costs from operating as a publicly held stock institution.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank has attempted to sell fixed-rate loans with terms in excess of 15 years. However, following the conversion, the Bank has retained a greater portion of its fixed rate loans. A substantial portion of the fixed-rate loans retained in portfolio has been funded with borrowings from the Federal Home Loan Bank of Boston (the "FHLB"). Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Company has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages.

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

      The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at September 30, 2000 was 55.7%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency Obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At September 30, 2000, the Company had borrowings of $45.6 million from the FHLB.

      At September 30, 2000, the Company had $7.9 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $70.8 million at September 30, 2000. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At September 30, 2000, the Company and the Bank exceeded all of their regulatory capital requirements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders (the "Meeting") on October 18, 2000. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

1.    For the election of each of the nominees for director:

            Nominee:              For          Withheld
            --------              ---          --------

            John J. McGlynn       1,624,822    45,544
            Robert H. Surabian    1,624,878    45,589

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

2. For the ratification of the appointment of Wolf & Company, P.C. to act as independent auditors for the Company for the fiscal year ending June 30, 2001.

            For:         1,657,481
            Against          6,102
            Abstained        6,784

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Severance Pay Plan of Medford Co-operative Bank

            10.2 Mystic Financial, Inc. Retirement Plan for Non-employee
                 Directors

            10.3 Form of Employment Agreement between Medford Co-operative
                 Bank and Robert S. Kaminer

            27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

            None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MYSTIC FINANCIAL, INC.
                                       (Registrant)

Date:  November 8, 2000           By:  /s/ Robert H. Surabian
       ------------------              -------------------------------------
                                       Robert H. Surabian
                                       President and Chief Executive Officer


Date:  November 8, 2000           By:  /s/ Ralph W. Dunham
       ------------------              -------------------------------------
                                       Ralph W. Dunham
                                       Executive Vice President, Chief
                                       Financial Officer and Treasurer