Form 10-Q
period 2000-12-31
MYSTIC FINANCIAL INC
filed 2001-02-12
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 2000

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                       Commission file number 0-23533

                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

          DELAWARE                                       04-3401049
------------------------------------                  -------------------
(State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

                60 HIGH STREET
            MEDFORD, MASSACHUSETTS                           02155
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (781) 395-2800
                                                      -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES    [X]    NO    [.]

As of February 9, 2001, 1,932,604 shares of the registrant's common stock were outstanding.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I     FINANCIAL INFORMATION                                       Page

Item 1     Financial Statements:

           Consolidated Balance Sheets - December 31, 2000
           and June 30, 2000                                             3

           Consolidated Statements of Income - Three and Six Months
           Ended December 31, 2000 and 1999                              4

           Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended December 31, 2000 and 1999          5

           Consolidated Statements of Cash Flows - Six Months
           Ended December 31, 2000 and 1999                              6

           Notes to Unaudited Consolidated Financial Statements -
           December 31, 2000                                             7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10

Item 3     Quantitative and Qualitative Disclosures About
           Market Risk                                                  22

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                             22

           SIGNATURES                                                   22

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                               December 31, 2000    June 30, 2000
                                                               -----------------    -------------
                                                                          (Unaudited)
Assets
  Cash and due from banks                                         $  8,336             $ 10,842
  Federal funds sold                                                 8,742               17,181
  Short-term investments                                             9,865                3,308
                                                                  -----------------------------
      Total cash and cash equivalents                               26,943               31,331

  Securities available for sale, at fair value                      24,215               32,452
  Federal Home Loan Bank stock, at cost                              2,438                2,438
  Loans, net of allowance for loan losses of $1,632
   and $1,531, respectively                                        205,925              189,200
  Mortgage loans held for sale, net                                     51                  543
  Bank premises and equipment, net                                   2,645                2,805
  Real estate held for investment, net                               1,655                1,673
  Accrued interest receivable                                        1,375                1,324
  Due from Co-operative Central Bank                                   929                  929
  Other assets                                                       1,338                1,193
                                                                  -----------------------------
      Total assets                                                $267,514             $263,888
                                                                  =============================
Liabilities and stockholders' equity
  Deposits                                                        $190,614             $194,135
  Federal Home Loan Bank borrowings                                 45,634               38,750
  Mortgagors' escrow accounts                                          786                  672
  Accrued expenses and other liabilities                             1,271                1,142
                                                                  -----------------------------
      Total liabilities                                            238,305              234,699
                                                                  -----------------------------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued                                               -                    -
  Common stock, $.01 par value, 5,000,000 shares
   authorized, 2,716,125 and 2,711,125 issued, respectively             27                   27
  Additional paid-in capital                                        25,641               25,601
  Retained earnings                                                 15,954               15,295
  Treasury stock, at cost - 783,521 and 702,427 shares
   at December 31, 2000 and June 30, 2000, respectively             (9,495)              (8,424)
  Accumulated other comprehensive income (loss)                         31                  (55)
  Unearned ESOP shares                                              (2,139)              (2,324)
  Unearned RRP stock                                                  (810)                (931)
                                                                  -----------------------------
      Total stockholders' equity                                    29,209               29,189
                                                                  -----------------------------
                                                                  $267,514             $263,888
                                                                  =============================


See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)

                                                        Three Months Ended        Six Months Ended
                                                        --------------------    --------------------
                                                        December    December    December    December
                                                        31, 2000    31, 1999    31, 2000    31, 1999
                                                        --------    --------    --------    --------
                                                                        (Unaudited)
Interest and dividend income:
  Interest and fees on loans                             $4,155      $3,382      $8,139      $6,505
  Interest and dividends on securities                      467         462       1,063         937
  Other interest                                            251          94         393         220
                                                         ------------------------------------------

      Total interest and dividend income                  4,873       3,938       9,595       7,662
                                                         ------------------------------------------

Interest expense:
  Deposits                                                1,760       1,345       3,469       2,637
  Federal Home Loan Bank borrowings                         737         431       1,376         742
                                                         ------------------------------------------

      Total interest expense                              2,497       1,776       4,845       3,379
                                                         ------------------------------------------

Net interest income                                       2,376       2,162       4,750       4,283
                                                         ------------------------------------------
Provision for loan losses                                    50          75         100         115
                                                         ------------------------------------------

Net interest income, after provision for loan losses      2,326       2,087       4,650       4,168
                                                         ------------------------------------------

Other income:
  Customer service fees                                     203         150         400         291
  Gain on sales of securities available for
   sale, net                                                140          36         197          67
  Miscellaneous                                              18          85          55         129
                                                         ------------------------------------------

      Total other income                                    361         271         652         487
                                                         ------------------------------------------

Operating expenses:
  Salaries and employee benefits                          1,174       1,035       2,272       1,971
  Occupancy and equipment expenses                          236         164         462         328
  Data processing expenses                                   86          77         165         143
  Other general and administrative expenses                 505         430         907         757
                                                         ------------------------------------------

      Total operating expenses                            2,001       1,706       3,806       3,199
                                                         ------------------------------------------

Income before income taxes                                  686         652       1,496       1,456
Provision for income taxes                                  266         255         580         572
                                                         ------------------------------------------

Net income                                               $  420      $  397      $  916      $  884
                                                         ==========================================

Earnings per share basic and diluted                     $ 0.24      $ 0.19      $ 0.52      $ 0.41
                                                         ==========================================

Weighted average shares outstanding - basic               1,733       2,094       1,751       2,155
                                                         ==========================================

Weighted average shares outstanding - diluted             1,760       2,094       1,769       2,155
                                                         ==========================================


See accompanying notes to unaudited consolidated financial statements.


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                 Six Months Ended December 31, 2000 and 1999
                               (In Thousands)
                                 (Unaudited)


                                                                           Accumulated
                                          Additional                          Other      Unearned  Unearned     Total'
                                  Common    Paid-In   Retained  Treasury  Comprehensive    ESOP       RRP    Stockholders
                                  Stock     Capital   Earnings    Stock   Income (Loss)   Shares     Stock      Equity
                                  ------  ----------  --------  --------  -------------  --------  --------  ------------
Balance at June 30, 2000            $27     $25,601   $15,295   $(8,424)     $(55)       $(2,324)  $  (931)    $29,189
                                                                                                               -------
Comprehensive income:
  Net income                          -           -       916         -         -              -         -         916
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects           -           -         -         -        86              -         -          86
                                                                                                               -------
      Total comprehensive income      -           -         -         -         -              -         -       1,002
                                                                                                               -------
Dividend paid ($0.15 per share)       -           -      (257)        -         -              -         -        (257)
Stock options exercised
 (5,000 shares)                       -          60         -         -         -              -         -          60
Purchase of treasury stock            -           -         -    (1,071)        -              -         -      (1,071)
Decrease in unearned ESOP shares      -         (20)        -         -         -            185         -         165
Decrease in unearned RRP stock        -           -         -         -         -              -       121         121
                                    ----------------------------------------------------------------------------------
Balance at December 31, 2000        $27     $25,641   $15,954   $(9,495)     $ 31        $(2,139)  $  (810)    $29,209
                                    ==================================================================================

Balance at June 30, 1999            $27     $25,688   $14,128   $(3,485)     $394        $(2,700)  $     -     $34,052
                                                                                                               -------
Comprehensive income:
  Net income                          -           -       884         -         -              -         -         884
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects           -           -         -         -      (270)             -                  (270)
                                                                                                               -------
      Total comprehensive income      -           -         -         -         -              -         -         614
                                                                                                               -------
Dividend paid ($.12 per share)        -           -      (262)        -         -              -         -        (262)
Purchase of RRP stock                 -           -         -         -         -              -    (1,295)     (1,295)
Purchase of treasury stock            -           -         -    (1,452)        -              -         -      (1,452)
Decrease in unearned RRP stock        -           -         -         -         -              -       243         243
Decrease in unearned ESOP shares      -         (37)        -         -         -            192         -         155
                                    ----------------------------------------------------------------------------------
Balance at December 31, 1999        $27     $25,651   $14,750   $(4,937)     $124        $(2,508)   (1,052)    $32,055
                                    ==================================================================================


See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                                     Six Months Ended
                                                          December 31, 2000    December 31, 1999
                                                          -----------------    -----------------
                                                                       (Unaudited)

Cash flows from operating activities:
  Net income                                                   $   916                $   884
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                      100                    115
    Net amortization (accretion) of securities                     (45)                    (8)
    Gain on sales of securities available for sale                (197)                   (67)
    Recognition of expired covered call options                     (4)                     -
    Amortization of unearned ESOP shares                           165                    155
    Amortization of unearned RRP stock                             121                    243
    Depreciation expense                                           211                    186
    Net change in mortgage loans held for sale                     492                    (27)
    (Increase)/decrease in accrued interest receivable             (51)                    55
    Increase in other assets                                      (100)                  (567)
    Increase in accrued expenses and other liabilities             129                    173
                                                               ------------------------------

      Net cash provided by operating activities                  1,737                  1,142
                                                               ------------------------------

Cash flows from investing activities:
  Maturities of securities held to maturity                          -                  1,500
  Proceeds from sales of securities available for sale          15,848                  3,707
  Maturities/calls of securities available for sale                200                      -
  Principal pay downs on mortgage-backed securities                289                    110
  Purchase of securities available for sale                     (7,813)                (2,933)
  Purchase of Federal Home Loan Bank Stock                           -                   (618)
  Loans originated, net of payments received                   (16,825)               (20,887)
  Purchases of banking premises and equipment                      (33)                   (59)
                                                               ------------------------------

      Net cash (used) by investing activities                   (8,334)               (19,180)
                                                               ------------------------------

Cash flows from financing activities:
  Net (decrease) in deposits                                    (3,521)                (1,058)
  Proceeds from borrowings                                       9,900                 24,702
  Repayment of borrowings                                       (3,016)                (9,716)
  Net increase in mortgagors' escrow accounts                      114                    155
  Proceeds from exercise of stock options                           60                      -
  Dividends paid                                                  (257)                  (262)
  Purchase of treasury stock                                    (1,071)                (1,452)
  Purchase of RRP stock                                              -                 (1,295)
                                                               ------------------------------

      Net cash provided by financing activities                  2,209                 11,074
                                                               ------------------------------

Net change in cash and cash equivalents                         (4,388)                (6,964)
Cash and cash equivalents at beginning of period                31,331                 18,721
                                                               ------------------------------

Cash and cash equivalents at end of period                     $26,943                $11,757
                                                               ==============================

Supplemental cash flow information:
  Interest paid                                                $ 4,810                $ 3,313
  Income taxes paid                                                736                    835


See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2000

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

2)    Commitments and Contingencies

At December 31, 2000, the Bank had outstanding commitments to originate loans amounting to approximately $9.8 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $8.3 million and $14.5 million, respectively.

3)    Earnings Per Share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by Mystic's Employee Stock Ownership Plan (the "ESOP") and its 1999 Recognition and Retention Plan (the "RRP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

4)    Book Value Per Share

Book value per share was $16.95 as of December 31, 2000 and $15.50 as of December 31, 1999. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,722,926 and 2,068,649 shares of common stock outstanding as of December 31, 2000 and December 31, 1999, respectively, for purposes of calculating the Company's book value per share.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2000

5)    1999 Recognition and Retention Plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the RRP, which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. As of September 30, 1999 the Company's RRP Trust had completed the purchase of the authorized 102,942 shares in the open market at a cost of $1.3 million.
 Shares vest at a rate of 20% per year. The first vesting occurred December 31, 1999. At December 31, 2000, Awards were granted with respect to 96,342 shares. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards.

6)    Stock Repurchases

On August 30, 2000, the Company announced a repurchase program to acquire 99,555 shares of its common stock or 5% of its then 1,991,104 outstanding shares of common stock. This repurchase program has been partially completed as 63,500 shares of common stock have been repurchased at a cost of approximately $856,000.

7)    Securities

The following table sets forth the Company's securities at the dates indicated.


                                   December 31, 2000         June 30, 2000
                                   -----------------         -------------
                                  Amortized     Fair      Amortized     Fair
                                     Cost       Value        Cost       Value
                                  ---------     -----     ---------     -----
                                                (In Thousands)
Securities available for sale:
  U.S. Government & federal
   agency obligations              $14,566     $14,497     $18,821     $18,337
  Mortgage-backed securities           298         304       8,709       8,668
  Other bonds & obligations          6,367       5,929       2,547       2,393
  Marketable equity securities       3,026       3,485       2,459       3,054
                                   -------------------------------------------
      Total                        $24,257     $24,215     $32,536     $32,452
                                   ===========================================


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2000

8)    Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                     December 31, 2000        June 30, 2000
                                     -----------------        ----------------
                                     Amount     Percent     Amount     Percent
                                     ------     -------     ------     -------
                                              (Dollars in Thousands)

Residential mortgage loans          $134,194      65.2%    $127,862      67.6%
Commercial real estate loans          47,795      23.2%      41,294      21.8%
Commercial loans                      14,757       7.2%      10,881       5.8%
Consumer loans                         1,670       0.8%       1,526       0.8%
Home equity loans                      3,629       1.7%       3,470       1.8%
Construction loans                    15,692       7.6%      12,762       6.7%
                                    -----------------------------------------
      Total loans                    217,737     105.7%     197,795     104.5%

Less:
  Deferred loan origination fees          (9)     (0.0%)        (12)     (0.0%)
  Unadvanced principal                10,189       4.9%       7,076       3.7%
  Allowance for loan losses            1,632       0.8%       1,531       0.8%
                                    -----------------------------------------
      Loans, net                    $205,925     100.0%    $189,200     100.0%
                                    =========================================

9)    Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                    Six Months Ended     Six Months Ended
                                                    December 31, 2000    December 31, 1999
                                                    -----------------    -----------------
                                                            (Dollars in Thousands)

Average loans, net                                      $199,888             $165,227
                                                        =============================
Period-end net loans                                    $205,925             $175,461
                                                        =============================

Allowance for loan losses at beginning of period        $  1,531             $  1,348
Provision for loan losses                                    100                  115
Plus recoveries                                                5                    1
Loans charged-off                                             (4)                  (8)
                                                        -----------------------------
Allowance for loan losses at end of period              $  1,632             $  1,456
                                                        =============================

Non-performing loans                                    $     17             $     14
                                                        =============================

Ratios:
  Allowance for loan losses to period-end net loans         0.79%               0.83%
  Net charge-offs to average loans, net                      0.0%               0.01%


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2000

10)   Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                      December 31, 2000         June 30, 2000
                                                      -----------------         -------------
                                                      Amount     Percent     Amount     Percent
                                                      ------     -------     ------     -------
                                                               (Dollars in Thousands)


Deposits:
  Savings deposits                                   $ 42,971      22.5%    $ 42,413      21.9%
  NOW accounts                                         30,446      16.0%      33,927      17.5%
  Money market deposits                                 9,949       5.2%       8,370       4.3%
  Demand deposits                                      18,634       9.8%      16,346       8.4%
  Certificates of deposit                              88,614      46.5%      93,079      47.9%
                                                     -----------------------------------------
      Total deposits                                 $190,614     100.0%    $194,135     100.0%
                                                     =========================================

Borrowed funds:
  Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                      $ 11,000      24.1%    $  3,000       7.7%
  Maturities greater than one year                     34,634      75.9%      35,750      92.3%
                                                     -----------------------------------------
      Total borrowed funds                           $ 45,634     100.0%    $ 38,750     100.0%
                                                     =========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

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

The Bank has one active subsidiary, Mystic Securities Corporation, which was established for the sole purpose of acquiring and holding securities. All securities held by Mystic Securities Corporation are securities which are permissible for banks to hold under Massachusetts law.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

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

The level of other income and operating expenses also affects the Company's profitability. Other income consists primarily of service fees, loan servicing and other loan fees, and gains on sales of securities available for sale. Operating expenses consist of salaries and benefits, occupancy related expenses, and other general operating expenses.

Average Balances, Interest and Average Yields

The following tables set forth certain information relating to the Company's average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the tables. The securities in the following tables are presented at amortized cost.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                    Three Months Ending December 31, 2000  Three Months Ending December 31, 1999
                                                    -------------------------------------  -------------------------------------
                                                    Average        Interest       Yield/    Average        Interest       Yield/
                                                    Balance     Income/Expense     Rate     Balance     Income/Expense     Rate
                                                    -------     --------------    ------    -------     --------------    ------
                                                                              (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                  $203,263        $4,155         8.18%    $171,450        $3,382        7.89%
  Securities                                          30,100           467         6.21%      31,872           462        5.80%
  Other earning assets                                16,082           251         6.24%       7,408            94        5.08%
                                                    --------        ------                  --------        ------
      Total interest-earning assets                  249,445         4,873         7.81%     210,730         3,938        7.48%
                                                                    ------                                  ------
  Cash and due from banks                              5,798                                   5,053
  Other assets                                         6,953                                   6,736
                                                    --------                                --------
      Total assets                                  $262,196                                $222,519
                                                    ========                                ========
INTEREST-BEARING LIABILITIES:
  Regular and other deposits                        $ 42,589           247         2.32%    $ 40,552           237        2.34%
  NOW accounts                                        28,154            70         0.99%      22,994            88        1.53%
  Money market deposits                                8,474           108         5.10%       6,755            39        2.31%
  Certificates of deposit                             90,403         1,335         5.91%      77,696           981        5.05%
                                                    --------        ------                  --------        ------

      Total interest-bearing deposits                169,620         1,760         4.15%     147,997         1,345        3.64%
FHLB borrowings                                       45,639           737         6.46%      29,262           431        5.89%
                                                    --------        ------                  --------        ------

    Total interest-bearing liabilities               215,259         2,497         4.64%     177,259         1,776        4.01%
                                                                    ------                                  ------

Demand deposit accounts                               16,076                                  11,351
Other liabilities                                      1,643                                   1,465
                                                    --------                                --------

      Total liabilities                              232,978                                 190,075
Stockholders' equity                                  29,218                                  32,444
                                                    --------                                --------

      Total liabilities and stockholders' equity    $262,196                                $222,519
                                                    ========                                ========

Net interest income                                                 $2,376                                  $2,162
                                                                    ======                                  ======

Interest rate spread                                                               3.17%                                  3.47%

Net interest margin                                                                3.81%                                  4.10%

Interest-earning assets/interest-bearing
 liabilities                                                                       1.16x                                  1.19x


                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                 SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                        Six Months Ending December 31, 2000  Six Months Ending December 31, 1999
                                                        -----------------------------------  -----------------------------------
                                                        Average       Interest      Yield/    Average       Interest      Yield/
                                                        Balance    Income/Expense    Rate     Balance    Income/Expense    Rate
                                                        -------    --------------   ------    -------    --------------   ------
                                                                              (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                      $199,888       $8,139       8.14%    $165,227       $6,505        7.87%
  Securities                                              33,521        1,063       6.34%      32,262          937        5.81%
  Other earning assets                                    12,490          393       6.29%       8,550          220        5.15%
                                                        ---------------------                ---------------------

      Total interest-earning assets                      245,899        9,595       7.80%     206,039        7,662        7.44%
                                                                       ------                               ------

Cash and due from banks                                    5,492                                4,673
Other assets                                               6,892                                6,544
                                                        --------                             --------

      Total assets                                      $258,283                             $217,256
                                                        ========                             ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                            $ 42,409          482       2.27%    $ 41,000          473        2.31%
  NOW accounts                                            28,062          227       1.62%      23,516          177        1.51%
  Money market deposits                                    8,162          116       2.84%       6,643           77        2.32%
  Certificates of deposit                                 90,517        2,644       5.84%      76,039        1,910        5.02%
                                                        ---------------------                ---------------------

      Total interest-bearing deposits                    169,150        3,469       4.10%     147,198        2,637        3.58%
FHLB borrowings                                           42,899        1,376       6.42%      25,209          742        5.89%
                                                        ---------------------                ---------------------

      Total interest-bearing liabilities                 212,049        4,845       4.57%     172,407        3,379        3.92%
                                                                       ------                               ------

Demand deposit accounts                                   15,381                               10,540
Other liabilities                                          1,616                                1,340
                                                        --------                             --------

      Total liabilities                                  229,046                              184,287
Stockholders' equity                                      29,237                               32,969
                                                        --------                             --------

      Total liabilities and stockholders' equity        $258,283                             $217,256
                                                        ========                             ========

Net interest income                                                    $4,750                               $4,283
                                                                       ======                               ======

Interest rate spread                                                              3.23%                                   3.52%

Net interest margin                                                               3.86%                                   4.16%

Interest-earning assets/interest-bearing liabilities                              1.16x                                   1.20x



                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

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


                                 Three Months Ended December 31,
                                           2000 vs 1999
                                       Increase (decrease)
                                 -------------------------------
                                       Due To
                                  -----------------
                                  Rate       Volume      Total
                                  ----       ------      -----
                                          (In Thousands)

Interest and dividend income:
  Loans, net                      $126        $647        $773
  Securities                        32         (27)          5
  Other earning assets              25         132         157
                                  ----------------------------

      Total                        183         752         935
                                  ----------------------------

Interest expense:
  Deposits                         204         211         415
  Borrowed funds                    45         261         306
                                  ----------------------------

      Total                        249         472         721
                                  ----------------------------

Change in net interest income     $(66)       $280        $214
                                  ============================


                                 Six Months Ended December 31,
                                           2000 vs 1999
                                       Increase (decrease)
                                 -----------------------------
                                       Due To
                                  -----------------
                                  Rate       Volume      Total
                                  ----       ------      -----
                                          (In Thousands)

Interest and dividend income:
  Loans, net                      $ 229       $1,405      $1,634
  Securities                         88           38         126
  Other earning assets               56          117         173
                                  ------------------------------

      Total                         373        1,560       1,933
                                  ------------------------------

Interest expense:
  Deposits                          410          422         832
  Borrowed funds                     72          562         634
                                  ------------------------------

      Total                         482          984       1,466
                                  ------------------------------

Change in net interest income     $(109)      $  576      $  467
                                  ==============================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 2000 and at June 30, 2000

Total assets increased to $267.5 million at December 31, 2000 from $263.9 million at June 30, 2000, an increase of $3.6 million or 1.4%. The increase in total assets is principally due to continued loan growth, partially offset by a decrease in short-term investments and securities available for sale.

Cash and cash equivalents decreased to $26.9 million at December 31, 2000 from $31.3 million at June 30, 2000, a decrease of $4.4 million or 14.0%. Securities available for sale decreased to $24.2 million at December 31, 2000 from $32.5 million at December 31, 1999, a decrease of $8.3 million or 25.4%. The decreases in cash and cash equivalents and securities available for sale occurred to fund the Company's increase in net loans.

Net loans increased by $16.7 million or 8.8% to $205.9 million or 77.0% of total assets at December 31, 2000 as compared to $189.2 million or 71.7% of total assets at June 30, 2000 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

Total deposits decreased by $3.5 million or 1.8% to $190.6 million at December 31, 2000 from $194.1 million at June 30, 2000. The decrease in deposits occurred primarily as a result of normal volatility in the Company's transaction accounts and a decrease in certificates of deposit.

Total borrowings increased by $6.9 million to $45.6 million at December 31, 2000 from $38.8 million at June 30, 2000. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Company has secured longer-term borrowed funds in order to improve its interest rate risk and fund longer-term assets including fixed-rate residential mortgage loans held for portfolio. All borrowed funds were from the Federal Home Loan Bank of Boston (the "FHLB").

Stockholders' equity increased by $20,000 to $29.2 million at December 31, 2000 from $29.2 million at June 30, 2000 as a result of the repurchase of 81,094 shares of common stock held in treasury at a cost of $1.1 million and dividends paid of $257,000, offset by an increase in the net unrealized gain on securities available for sale of $86,000, net income of $916,000, a reduction in unearned ESOP shares of $165,000, a reduction in unearned RRP stock of $121,000, and proceeds from the exercise of stock options of $60,000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

Comparison of the Operating Results for the Three and Six Months Ended December 31, 2000 and 1999

Net Income. Net income was $420,000 and $916,000 for the three and six months ended December 31, 2000, respectively, compared to $397,000 and $884,000 for the three and six months ended December 31, 1999, respectively. Return on average assets was .64% and .71% for the three and six months ended December 31, 2000, respectively, compared to .71% and .81% for the three and six months ended December 31, 1999, respectively. Return on average equity was 5.75% and 6.27% for the three and six months ended December 31, 2000, respectively, compared to 4.89% and 5.36% for the three and six months ended December 31, 1999, respectively. The decrease in the return on average assets is due to higher operating expenses while the increase in the return on average equity resulted from achieving an increase in net income on a smaller average balance of stockholders' equity, principally caused by repurchases of common stock.

The increase in income before income taxes for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 was attributable to an increase in net interest income of $214,000, a decrease in the provision for loan losses of $25,000, and an increase in other income of $90,000, which were partially offset by an increase in operating expenses of $295,000 and an increase in provision for income taxes of $11,000.

The increase in income before income taxes for the six months ended December 31, 2000 compared to the six months ended December 31, 1999 was attributable to an increase in net interest income of $467,000, a decrease in the provision for loan losses of $15,000, and an increase in other income of $165,000, which were partially offset by an increase in operating expenses of $607,000 and an increase in provision for income taxes of $8,000.

Interest and Dividend Income. Total interest and dividend income increased by $935,000 or 23.7% to $4.9 million for the three months ended December 31, 2000 from $3.9 million for the three months ended December 31, 1999. The increase in interest income was a result of an increase in the average balance of net loans and other earning assets, partially offset by a decrease in the average balance of securities. The average balance of net loans for the three months ended December 31, 2000 was $203.3 million compared to $171.5 million for the three months ended December 31, 1999.
The average yield on net loans was 8.18% for the three months ended December 31, 2000 compared to 7.89% for the three months ended December 31, 1999.

The average balance of securities for the three months ended December 31, 2000 was $30.1 million compared to $31.9 million for the three months ended December 31, 1999. The average yield on securities was 6.21% for the three months ended December 31, 2000 compared to 5.80% for the three months ended
December 31, 1999.   The average balance of other earning assets for the
three months ended December 31, 2000 was $16.1 million compared to $7.4 million for the three months ended December 31, 1999. The average yield on other earning assets was 6.24% for the three months ended December 31, 2000 compared to 5.08% for the three months ended December 31, 1999. The increase in the average yield on securities and other earning assets reflects the general increase in market interest rates since the prior period.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

Total interest and dividend income increased by $1.9 million or 25.2% to $9.6 million for the six months ended December 31, 2000 from $7.7 million for the six months ended December 31, 1999. The increase in interest income was a result of an increase in the average balance of net loans and other earning assets. The average balance of net loans for the six months ended December 31, 2000 was $199.9 million compared to $165.2 million for the six months ended December 31, 1999. The average yield on net loans was 8.14% for the six months ended December 31, 2000 compared to 7.87% for the six months ended December 31, 1999.

The average balance of securities for the six months ended December 31, 2000 was $33.5 million compared to $32.3 million for the six months ended December 31, 1999. The average yield on securities was 6.34% for the six months ended December 31, 2000 compared to 5.81% for the six months ended
December 31, 1999.   The average balance of other earning assets for the six
months ended December 31, 2000 was $12.5 million compared to $8.6 million for the six months ended December 31, 1999. The average yield on other earning assets was 6.29% for the six months ended December 31, 2000 compared to 5.15% for the six months ended December 31, 1999. The increase in the average yield on securities and other earning assets reflects the general increase in market interest rates since the prior period.

Interest Expense. Total interest expense increased by $721,000 or 40.6% to $2.5 million for the three months ended December 31, 2000 from $1.8 million for the three months ended December 31, 1999. Interest expense increased primarily due to an increase in certificates of deposit balances and an increase in FHLB borrowings combined with a general increase in market interest rates since the prior period. Average interest-bearing deposits increased by $21.6 million or 14.6% to $169.6 million while the average rate increased 51 basis points to 4.15% from 3.64% for the three months ended December 31, 2000 versus the three months ended December 31, 1999. Average borrowings increased by $16.4 million to $45.6 million for the three months ended December 31, 2000 from $29.3 million for the three months ended December 31, 1999, while the average rate increased 57 basis points to 6.46% for the three months ended December 31, 2000 from 5.89% for the three months ended December 31, 1999.

Total interest expense increased by $1.5 million to $4.8 million for the six months ended December 31, 2000 from $3.4 million for the six months ended December 31, 1999. Interest expense increased primarily due to an increase in certificates of deposit and an increase in FHLB borrowings combined with a general increase in market interest rates since the prior period. Average interest-bearing deposits increased by $22.0 million or 14.9% to $169.2 million while the average rate increased 52 basis points to 4.10% from 3.58% for the six months ended December 31, 2000 versus the six months ended December 31, 1999. Average borrowings increased by $17.7 million to $42.9 million for the six months ended December 31, 2000 from $25.2 million for the six months ended December 31, 1999, while the average rate increased 53 basis points to 6.42% for the six months ended December 31, 2000 from 5.89% for the six months ended December 31, 1999.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

Net Interest Income. Net interest income for the three months ended December 31, 2000 was $2.4 million as compared to $2.2 million for the three months ended December 31, 1999. The $214,000 or 9.9% increase can be attributed to a combination of the $935,000 increase in interest and dividend income offset by the $721,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 33 basis points to 7.81% for the three months ended December 31, 2000 from 7.48% for the three months ended December 31, 1999, while the average cost on interest-bearing liabilities increased by 63 basis points to 4.64% for the three months ended December 31, 2000 from 4.01% for the three months ended December 31, 1999. As a result, the interest rate spread decreased to 3.17% for the three months ended December 31, 2000 from 3.47% for the three months ended December 31, 1999.

Net interest income for the six months ended December 31, 2000 was $4.8 million as compared to $4.3 million for the six months ended December 31, 1999. The $467,000 or 10.9% increase can be attributed to a combination of the $1.9 million increase in interest and dividend income offset by the $1.5 million increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 36 basis points to 7.80% for the six months ended December 31, 2000 from 7.44% for the six months ended December 31, 1999, while the average cost on interest-bearing liabilities increased by 65 basis points to 4.57% for the six months ended December 31, 2000 from 3.92% for the six months ended December 31, 1999. As a result, the interest rate spread decreased to 3.23% for the six months ended December 31, 2000 from 3.52% for the six months ended December 31, 1999.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 2000 was $50,000 and $100,000, respectively, compared to $75,000 and $115,000 for the three and six months ended December 31, 1999, respectively. At December 31, 2000, the balance of the allowance for loan losses was $1.6 million or .79% of net loans. At December 31, 1999, the balance of the allowance for loan losses was $1.5 million or .83% of net loans.

Other Income. Other income was $361,000 for the three months ended December 31, 2000 compared to $271,000 for the three months ended December 31, 1999.
 The $90,000 or 33.2% increase was primarily the result of an increase in service fees on loans and deposit accounts of $53,000, and an increase in the gain on sales of securities available for sale of $104,000. Other income was $652,000 for the six months ended December 31, 2000 compared to $487,000 for the six months ended December 31, 1999. The $165,000 increase was primarily the result of an increase in service fees on loans and deposit accounts of $109,000 and an increase in the gain on the sales of securities available for sale of $130,000, partially offset by a decrease in miscellaneous income of $74,000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

Operating Expenses. Operating expenses increased by $295,000 or 17.3% to $2.0 million for the three months ended December 31, 2000 from $1.7 million for the three months ended December 31, 1999. Salaries and employee benefits increased by $139,000. This increase was primarily due to staff hired for the opening of a new branch office in Arlington, Massachusetts, in May 2000, and normal salary increases. In addition, the Company accrued $100,000 for a Directors Retirement Program adopted in November 2000. Occupancy and equipment expenses increased by $72,000 primarily due to the opening of the Arlington branch. An increase in other general and administrative expenses of $75,000 was caused by higher professional fees, liability insurance costs, and additional operating costs from operating as a publicly held stock institution.

Operating expenses increased by $607,000 or 19.0% to $3.8 million for the six months ended December 31, 2000 from $3.2 million for the six months ended December 31, 1999. Salaries and employee benefits increased by $301,000. This increase was primarily due to the opening of a new branch office in Arlington, Massachusetts, in May 2000, and general salary increases. In addition, the Company accrued $100,000 for a Directors Retirement Program adopted in November 2000. Occupancy and equipment expenses increased by $134,000 primarily due to the opening of the Arlington Branch. An increase in other general and administrative expenses of $150,000 was caused by higher professional fees, liability insurance costs, and additional operating costs from operating as a publicly held stock institution.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

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

Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank has attempted to sell fixed-rate loans with terms in excess of 15 years. However, following the conversion, the Bank has retained a greater portion of its fixed rate loans, funded in part with borrowings from the FHLB. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Company has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages.

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 2000 was 66.4%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency Obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2000

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At December 31, 2000, the Company had borrowings of $45.6 million from the FHLB.

At December 31, 2000, the Company had $9.8 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $65.1 million at December 31, 2000. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2000, the Company and the Bank exceeded all of their regulatory capital requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

           10.1 Amendatory Agreement between Mystic Financial, Inc. and Robert H. Surabian.
           10.2 Mystic Financial, Inc. Retirement Plan for Non-Employee Directors, as revised.

(b)        Reports on Form 8-K

           None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MYSTIC FINANCIAL, INC.

Date: February 9, 2001          By:  /s/ Robert H. Surabian
      ----------------               -------------------------------------
                                     Robert H. Surabian
                                     President and Chief Executive Officer

Date: February 9, 2001          By:  /s/ Ralph W. Dunham
      ----------------               -------------------------------------
                                     Ralph W. Dunham
                                     Executive Vice-President, Chief
                                     Financial Officer, and Treasurer