Form 10-Q
period 2001-03-31
MYSTIC FINANCIAL INC
filed 2001-05-11
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2001

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

                            YES  [X]      NO  [ ]

As of May 9, 2001, 1,922,139 shares of the registrant's common stock were outstanding.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I   FINANCIAL INFORMATION                                         Page

Item 1   Financial Statements:

         Consolidated Balance Sheets - March 31, 2001
          and June 30, 2000                                              3

         Consolidated Statements of Income - Three and Nine
          Months Ended March 31, 2001 and 2000                           4

         Consolidated Statements of Changes in Stockholders' Equity -
          Nine Months Ended March 31, 2001 and 2000                      5

         Consolidated Statements of Cash Flows - Nine Months
          Ended March 31, 2001 and 2000                                  6

         Notes to Unaudited Consolidated Financial Statements -
          March 31, 2001                                                 7

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

Item 3   Quantitative and Qualitative Disclosures About
          Market Risk                                                   22

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                               22

         SIGNATURES                                                     22

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                     March 31,      June 30,
                                                       2001           2000
                                                     ---------      --------
                                                           (Unaudited)

Assets
  Cash and due from banks                            $ 10,888      $ 10,842
  Federal funds sold                                   12,890        17,181
  Short-term investments                               15,008         3,308
                                                     ----------------------
      Total cash and cash equivalents                  38,786        31,331
  Securities available for sale, at fair value         19,795        32,452
  Federal Home Loan Bank stock, at cost                 2,532         2,438
  Loans, net of allowance for loan losses of
   $1,684 and $1,531, respectively                    215,117       189,200
  Mortgage loans held for sale, net                         -           543
  Bank premises and equipment, net                      2,560         2,805
  Real estate held for investment, net                  1,666         1,673
  Accrued interest receivable                           1,316         1,324
  Due from Co-operative Central Bank                      929           929
  Other assets                                          1,257         1,193
                                                     ----------------------
      Total assets                                   $283,958      $263,888
                                                     ======================
Liabilities and stockholders' equity
  Deposits                                           $207,810      $194,135
  Federal Home Loan Bank borrowings                    44,626        38,750
  Mortgagors' escrow accounts                             737           672
  Accrued expenses and other liabilities                1,269         1,142
                                                     ----------------------
      Total liabilities                               254,442       234,699
                                                     ----------------------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                           -             -
  Common stock, $.01 par value, 5,000,000
   shares authorized, 2,716,125 and 2,711,125
   issued respectively                                     27            27
  Additional paid-in capital                           25,640        25,601
  Retained earnings                                    16,266        15,295
  Treasury stock, at cost - 793,986 and 702,427
   shares at March 31, 2001 and June 30, 2000,
   respectively                                        (9,645)       (8,424)
  Accumulated other comprehensive income (loss)            32           (55)
  Unearned ESOP shares                                 (2,055)       (2,324)
  Unearned RRP stock                                     (749)         (931)
                                                     ----------------------
      Total stockholders' equity                       29,516        29,189
                                                     ----------------------
      Total liabilities and stockholders' equity     $283,958      $263,888
                                                     ======================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)

                                                       Three Months Ended        Nine Months Ended
                                                     ----------------------    ----------------------
                                                     March 31,    March 31,    March 31,    March 31,
                                                       2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------
                                                                        (Unaudited)

Interest and dividend income:
  Interest and fees on loans                         $ 4,220      $ 3,496      $12,359      $10,001
  Interest and dividends on securities                   370          414        1,433        1,351
  Other interest                                         315          160          708          380
                                                     ----------------------------------------------
      Total interest and dividend income               4,905        4,070       14,500       11,732
                                                     ----------------------------------------------

Interest expense:
  Deposits                                             1,814        1,376        5,283        4,013
  Federal Home Loan Bank borrowings                      729          561        2,105        1,303
                                                     ----------------------------------------------
      Total interest expense                           2,543        1,937        7,388        5,316
                                                     ----------------------------------------------
Net interest income                                    2,362        2,133        7,112        6,416
Provision for loan losses                                 75           35          175          150
                                                     ----------------------------------------------
Net interest income, after provision for loan
 losses                                                2,287        2,098        6,937        6,266
                                                     ----------------------------------------------

Other income:
  Customer service fees                                  197          143          597          432
  Gain on sales of securities available for
   sale, net                                              22           32          219           99
  Miscellaneous                                          106           51          161          182
                                                     ----------------------------------------------
      Total other income                                 325          226          977          713
                                                     ----------------------------------------------
Operating expenses:
  Salaries and employee benefits                       1,162        1,053        3,434        3,024
  Occupancy and equipment expenses                       226          208          688          536
  Data processing expenses                                95           73          260          216
  Other general and administrative expenses              423          375        1,330        1,132
                                                     ----------------------------------------------
      Total operating expenses                         1,906        1,709        5,712        4,908
                                                     ----------------------------------------------

Income before income taxes                               706          615        2,202        2,071
Provision for income taxes                               264          229          844          801
                                                     ----------------------------------------------
Net income                                           $   442      $   386      $ 1,358      $ 1,270
                                                     ==============================================

Earnings per share - basic                           $  0.26      $  0.20      $  0.78      $  0.61
                                                     ==============================================

Weighted average shares outstanding - basic            1,725        1,949        1,737        2,091
                                                     ==============================================

Earnings per share - diluted                         $  0.25      $  0.20      $  0.77      $  0.61
                                                     ==============================================

Weighted average shares outstanding - diluted          1,771        1,949        1,766        2,091
                                                     ==============================================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended March 31, 2001 and 2000
                               (In Thousands)

                                                                                 Accumulated
                                            Additional                              Other       Unearned   Unearned      Total
                                   Common    Paid-In     Retained    Treasury   Comprehensive     ESOP        RRP     Stockholders'
                                   Stock     Capital     Earnings     Stock     Income (Loss)    Shares      Stock       Equity
                                   ------   ----------   --------    --------   -------------   --------   --------   --------------
                                                                              (Unaudited)

Balance at June 30, 2000            $27      $25,601     $15,295     $(8,424)       $(55)       $(2,324)     $ (931)     $29,189
                                                                                                                         --------
Comprehensive income:
  Net income                          -            -       1,358           -           -              -           -        1,358
  Change in net unrealized
   gains/losses on securities
   available for sale, net
   of tax effects                     -            -           -           -          87              -           -           87
                                                                                                                         --------
      Total comprehensive income                                                                                           1,445
                                                                                                                         --------
Dividend paid ($0.23 per share)       -            -        (387)          -           -              -           -         (387)
Stock options exercised (5,000
 shares)                              -           60           -           -           -              -           -           60
Purchase of treasury stock            -            -           -      (1,221)          -              -           -       (1,221)
Decrease in unearned ESOP shares      -          (21)          -           -           -            269           -          248
Decrease in unearned RRP stock        -            -           -           -           -              -         182          182
                                    ---------------------------------------------------------------------------------------------
Balance at March 31, 2001           $27      $25,640     $16,266     $(9,645)       $ 32        $(2,055)     $ (749)     $29,516
                                    ============================================================================================

Balance at June 30, 1999            $27      $25,688     $14,128     $(3,485)       $394        $(2,700)     $    -      $34,052
                                                                                                                         --------
Comprehensive income:
  Net income                          -            -       1,270           -           -              -           -        1,270
  Change in net unrealized
   gains/losses on securities
   available for sale, net
   of tax effects                     -            -           -           -        (400)             -           -         (400)
                                                                                                                         --------
      Total comprehensive income                                                                                             870
                                                                                                                         --------
Dividend paid ($0.19 per share)       -            -        (395)          -           -              -           -         (395)
Purchase of treasury stock            -            -           -      (3,986)          -              -           -       (3,986)
Decrease in unearned ESOP shares      -          (61)          -           -           -            284           -          223
Purchase of RRP stock                 -            -           -           -           -              -      (1,295)      (1,295)
Decrease in unearned RRP stock        -            -           -           -           -              -         303          303
                                    ---------------------------------------------------------------------------------------------
Balance at March 31, 2000           $27      $25,627     $15,003     $(7,471)       $ (6)       $(2,416)     $ (992)     $29,772
                                    ============================================================================================


See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                          Nine Months Ended
                                                  --------------------------------
                                                  March 31, 2001    March 31, 2000
                                                  --------------    --------------
                                                             (Unaudited)

Cash flows from operating activities:
  Net income                                         $  1,358          $  1,270
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                               175               150
  Net amortization (accretion) of securities              (26)               32
  Gain on sales of securities available for sale         (219)              (99)
  Recognition of expired covered call options             (30)                -
  Amortization of unearned ESOP shares                    248               223
  Amortization of unearned RRP stock                      182               303
  Depreciation expense                                    315               277
  Net change in mortgage loans held for sale              543              (103)
  Decrease in accrued interest receivable                   8                45
  Increase in other assets                                (98)             (538)
  Decrease in accrued expenses and other
   liabilities                                            127               242
                                                     --------------------------
      Net cash provided by operating activities         2,583             1,802
                                                     --------------------------
Cash flows from investing activities:
  Maturities of securities held to maturity                 -             1,500
  Proceeds from sales of securities available
   for sale                                            17,588             9,420
  Principal pay downs on mortgage-backed securities       440               161
  Proceeds from maturities/calls ofd securities
   available for sale                                  10,157                 -
  Purchase of securities available for sale           (15,132)           (3,415)
  Purchase of Federal Home Loan Bank stock                (94)             (968)
  Loans originated, net of payments received          (26,092)          (27,988)
  Purchases of banking premises and equipment             (63)             (234)
                                                     --------------------------
      Net cash used by investing activities           (13,196)          (21,524)
                                                     --------------------------
Cash flows from financing activities:
  Net increase in deposits                             13,675            16,111
  Proceeds from borrowings                             17,900            31,702
  Repayment of borrowings                             (12,024)          (12,823)
  Net increase in mortgagors' escrow accounts              65               170
  Proceeds from exercise of stock options                  60                 -
  Dividends paid                                         (387)             (395)
  Purchase of treasury stock                           (1,221)           (3,986)
  Purchase of RRP stock                                     -            (1,295)
                                                     --------------------------
      Net cash provided by financing activities        18,068            29,484
                                                     --------------------------
Net change in cash and cash equivalents                 7,455             9,762
Cash and cash equivalents at beginning of period       31,331            18,721
                                                     --------------------------
Cash and cash equivalents at end of period           $ 38,786          $ 28,483
                                                     ==========================
Supplemental cash flow information:
  Interest paid                                      $  7,261          $  5,189
  Income taxes paid                                       964               962

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2001

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

The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2)    Commitments and Contingencies
At March 31, 2001, the Bank had outstanding commitments to originate loans amounting to approximately $5.8 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $8.2 million and $16.2 million, respectively.

3)    Earnings Per Share
Basic earnings per share for the three and nine months ended March 31, 2001 were $.26 and $.78, respectively compared to $.20 and $.61 for the three and nine months ended March 31, 2000, respectively. Diluted earnings per share for the three and nine months ended March 31, 2001 were $.25 and $.77, respectively, compared to $.20 and $.61 for the three and nine months ended March 31, 2000, respectively.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2001

4)    Book Value Per Share
Book value per share was $17.13 as of March 31, 2001 and $16.07 as of March 31, 2000. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,722,984 and 1,853,270 shares of common stock outstanding as of March 31, 2001 and 2000, respectively, for purposes of calculating the Company's book value per share.

5)    1999 Recognition and Retention Plan
On March 24, 1999, the Company's stockholders approved the Company's adoption of the RRP, which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. As of September 30, 1999 the Company's RRP Trust had completed the purchase of the authorized 102,942 shares in the open market at a cost of $1.3 million. Shares vest at a rate of 20% per year. The first vesting occurred December 31, 1999. At March 31, 2001, Awards were granted with respect to 96,342 shares. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards.

6)    Stock Repurchases
On August 30, 2000, the Company announced a repurchase program to acquire 99,555 shares of its common stock or 5% of its then 1,991,104 outstanding shares of common stock. This repurchase program has been partially completed as 73,500 shares of common stock have been repurchased at a cost of approximately $1.0 million.

7)    Securities
The following table sets forth the Company's securities at the dates indicated.

                                     March 31, 2001            June 30, 2000
                                   -------------------       -------------------
                                   Amortized     Fair        Amortized     Fair
                                     Cost        Value         Cost        Value
                                   ---------     -----       ---------     -----
                                                   (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations              $ 8,563      $ 8,597      $18,821      $18,337
  Mortgage-backed securities           148          152        8,709        8,668
  Other bonds & obligations          7,938        7,771        2,547        2,393
  Marketable equity securities       3,109        3,275        2,459        3,054
                                   ----------------------------------------------
      Total                        $19,758      $19,795      $32,536      $32,452
                                   ==============================================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2001

8)    Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                      March 31, 2001           June 30, 2000
                                  ---------------------     --------------------
                                   Amount       Percent     Amount       Percent
                                   ------       -------     ------       -------
                                              (Dollars in Thousands)

Residential mortgage loans        $136,701       63.6%     $127,862       67.6%
Commercial real estate loans        51,080       23.7%       41,294       21.8%
Commercial loans                    14,458        6.7%       10,881        5.8%
Consumer loans                       1,519        0.7%        1,526        0.8%
Home equity loans                    3,825        1.8%        3,470        1.8%
Construction loans                  19,192        8.9%       12,762        6.7%
                                  --------------------------------------------
      Total loans                  226,775      105.4%      197,795      104.5%

Less:
Deferred loan origination fees         (12)      (0.0%)         (12)      (0.0%)
Unadvanced principal                 9,986        4.6%        7,076        3.7%
Allowance for loan losses            1,684        0.8%        1,531        0.8%
                                  --------------------------------------------
      Loans, net                  $215,117      100.0%     $189,200      100.0%
                                  ============================================

9)    Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                  Nine Months Ended    Nine Months Ended
                                                   March 31, 2001       March 31, 2000
                                                  -----------------    -----------------
                                                         (Dollars in Thousands)

Average loans, net                                     $203,044            $169,475
                                                       ============================
Period-end net loans                                   $215,117            $182,527
                                                       ============================

Allowance for loan losses at beginning of period       $  1,531            $  1,348
Provision for loan losses                                   175                 150
Plus recoveries                                               5                   4
Loans charged-off                                           (27)                (14)
                                                       ----------------------------
Allowance for loan losses at end of period             $  1,684            $  1,488
                                                       ============================

Non-performing loans                                   $      0            $     30
                                                       ============================
Ratios:
Allowance for loan losses to period-end net loans          0.78%               0.82%
Net charge-offs to average loans, net                      0.01%               0.01%

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2001

10)    Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                           March 31, 2001            June 30, 2000
                                       ---------------------     ---------------------
                                        Amount       Percent      Amount       Percent
                                        ------       -------      ------       -------
                                                    (Dollars in Thousands)

Deposits:
Savings deposits                       $ 42,594       20.5%      $ 42,413       21.9%
NOW accounts                             37,227       17.9%        33,927       17.5%
Money market deposits                    17,382        8.4%         8,370        4.3%
Demand deposits                          18,707        9.0%        16,346        8.4%
Certificates of deposit                  91,900       44.2%        93,079       47.9%
                                       ---------------------------------------------
      Total deposits                   $207,810      100.0%      $194,135      100.0%
                                       =============================================

Borrowed funds:
Advances from Federal Home
 Loan Bank of Boston:
  Maturities less than one year        $  2,950        6.6%      $  3,000        7.7%
  Maturities greater than one year       41,676       93.4%        35,750       92.3%
                                       ---------------------------------------------
  Total borrowed funds                 $ 44,626      100.0%      $ 38,750      100.0%
                                       =============================================

11)    Subsequent Event
On April 10, 2001, the Company issued a press release announcing that, effective April 10, 2001, John M. O'Donnell became the President and Chief Executive Officer of the Company and the Bank. The Company also announced that Robert H. Surabian retired as President and Chief Executive Officer, and a director of the Company and the Bank effective April 9, 2001. In connection with Mr. Surabian's retirement, the Company will incur a one-time after tax compensation expense of approximately $622,200.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices and one educational branch office in Medford, Massachusetts and two other full-service offices in Lexington and Arlington, Massachusetts. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one- to four-family residences, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and Federal Agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                 THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                        Three Months Ending March 31, 2001     Three Months Ending March 31, 2000
                                        ----------------------------------     ----------------------------------
                                          Average     Interest      Yield/      Average     Interest      Yield/
                                          Balance   Income/Expense   Rate       Balance   Income/Expense   Rate
                                          -------   --------------  ------      -------   --------------  ------
                                                                   (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                          $209,356      $4,220       8.06%      $177,973      $3,496       7.86%
Securities                                  25,120         370       5.89%        29,223         414       5.67%
Other earning assets                        23,463         315       5.37%        11,732         160       5.46%
                                          --------------------                  --------------------
      Total interest-earning assets        257,939       4,905       7.61%       218,928       4,070       7.44%
                                                        ------                                ------
Cash and due from banks                      6,423                                 4,806
Other assets                                 6,898                                 6,615
                                          --------                              --------
      Total assets                        $271,260                              $230,349
                                          ========                              ========

INTEREST-BEARING LIABILITES:
Regular and other deposits                $ 42,555         231       2.17%      $ 41,176         231       2.24%
NOW accounts                                29,032         109       1.50%        22,355          84       1.50%
Money market deposits                       14,030         161       4.59%         6,541          38       2.32%
Certificates of deposit                     90,795       1,313       5.78%        79,924       1,023       5.12%
                                          --------------------                  --------------------
      Total interest-bearing deposits      176,412       1,814       4.11%       149,996       1,376       3.67%
FHLB borrowings                             47,178         729       6.18%        37,896         561       5.92%
                                          --------------------                  --------------------
      Total interest-bearing liabilities   223,590       2,543       4.55%       187,892       1,937       4.12%
                                                        ------                                ------
Demand deposit accounts                     16,636                                10,382
Other liabilities                            1,647                                 1,618
      Total liabilities                    241,873                               199,892
Stockholders' equity                        29,387                                30,457
                                          --------                              --------
Total liabilities and stockholders'
 equity                                   $271,260                              $230,349
                                          ========                              ========
Net interest income                                     $2,362                                $2,133
                                                        ======                                ======
Interest rate spread                                                 3.06%                                 3.32%
Net interest margin                                                  3.66%                                 3.90%
Interest-earning assets/interest-
 bearing liabilities                                                 1.15x                                 1.17x

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                  NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                         Nine Months Ending March 31, 2001      Nine Months Ending March 31, 2000
                                         ---------------------------------      ---------------------------------
                                          Average     Interest      Yield/      Average     Interest      Yield/
                                          Balance   Income/Expense   Rate       Balance   Income/Expense   Rate
                                          -------   --------------  ------      -------   --------------  ------
                                                                   (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                          $203,044      $12,359      8.12%     $169,475      $10,001       7.87%
Securities                                  30,721        1,433      6.22%       31,249        1,351       5.76%
Other earning assets                        16,147          708      5.85%        9,611          380       5.27%
                                          ---------------------                ---------------------
      Total interest-earning assets        249,912       14,500      7.74%      210,335       11,732       7.44%
                                                        -------                              -------
Cash and due from banks                      5,803                                4,717
Other assets                                 6,894                                6,568
                                          --------                             --------
      Total assets                        $262,609                             $221,620
                                          ========                             ========

INTEREST-BEARING LIABILITES:
Regular and other deposits                $ 42,480          713      2.24%     $  41,059         704       2.29%
NOW accounts                                28,385          336      1.58%        23,129         262       1.51%
Money market deposits                       10,118          277      3.65%         6,609         114       2.30%
Certificates of deposit                     90,588        3,957      5.82%        77,334       2,933       5.06%
                                          ---------------------                ---------------------
      Total interest-bearing deposits      171,571        5,283      4.11%       148,131       4,013       3.61%
FHLBB borrowings                            44,325        2,105      6.33%        29,438       1,303       5.90%
                                          ---------------------                ---------------------
      Total interest-bearing liabilities   215,896        7,388      4.56%       177,569       5,316       3.99%
                                                        -------                              -------
Demand deposit accounts                     15,799                                10,487
Other liabilities                            1,614                                 1,507
                                          --------                              --------
      Total liabilities                    233,309                               189,563
Stockholders' equity                        29,300                                32,057
                                          --------                              --------
Total liabilities and stockholders'
 equity                                   $262,609                              $221,620
                                          ========                              ========
Net interest income                                     $ 7,112                              $ 6,416
                                                        =======                              =======
Interest rate spread                                                 3.18%                                 3.45%
Net interest margin                                                  3.79%                                 4.07%
Interest-earning assets/interest-
 bearing liabilities                                                 1.16x                                 1.18x

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

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

                                              Three Months Ended March 31,
                                                       2001 vs 2000
                                                    Increase (decrease)
                                              ----------------------------
                                                   Due To
                                              -----------------
                                              Rate       Volume      Total
                                              ----       ------      -----
                                                     (In Thousands)

Interest and dividend income:
Loans, net                                    $  92      $  632      $  724
Securities                                       16         (60)        (44)
Other earning assets                             (3)        158         155
                                              -----------------------------
      Total                                     105         730         835
                                              -----------------------------
Interest expense:
Deposits                                        177         261         438
Borrowed funds                                   26         142         168
                                              -----------------------------
      Total                                     203         403         606
                                              -----------------------------
Change in net interest income                 $ (98)     $  327      $  229
                                              =============================

                                               Nine Months Ended March 31,
                                                       2001 vs 2000
                                                    Increase (decrease)
                                              ----------------------------
                                                   Due To
                                              -----------------
                                              Rate       Volume      Total
                                              ----       ------      -----
                                                     (In Thousands)

Interest and dividend income:
Loans, net                                    $ 327      $2,031      $2,358
Securities                                      105         (23)         82
Other earning assets                             45         283         328
                                              -----------------------------
      Total                                   $ 477      $2,291      $2,768
                                              -----------------------------
Interest expense:
Deposits                                        589         681       1,270
Borrowed funds                                  101         701         802
                                              -----------------------------
      Total                                     690       1,382       2,072
                                              -----------------------------
Change in net interest income                 $(213)     $  909      $  696
                                              =============================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and at June 30, 2000 Total assets increased to $284.0 million at March 31, 2001 from $263.9 million at June 30, 2000, an increase of $20.1 million or 7.6%. The increase in total assets is primarily due to continued loan growth, and an increase in short-term investments partially offset by a decrease in securities available for sale.

Cash and cash equivalents increased to $38.8 million at March 31, 2001 from $31.3 million at June 30, 2000, an increase of $7.5 million or 23.8%. Securities available for sale decreased to $19.8 million at March 31, 2001 from $32.5 million at June 30, 2000, a decrease of $12.7 million or 39.0%. The increase in cash and cash equivalents occurred due to an increase in short-term investments, partially offset by a decrease in federal funds sold. Securities available for sale decreased to provide additional funding available for growth in net loans.

Net loans increased by $25.9 million or 13.7% to $215.1 million or 75.8% of total assets at March 31, 2001 as compared to $189.2 million or 71.7% of total assets at June 30, 2000 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

Total deposits increased by $13.7 million or 7.0% to $207.8 million at March 31, 2001 from $194.1 million at June 30, 2000. The increase in deposits occurred primarily as a result of a special promotion on the Company's money market accounts as well as increases in NOW accounts and demand deposits.

Total borrowings increased by $5.9 million or 15.2% to $44.6 million at March 31, 2001 from $38.8 million at June 30, 2000. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Company has secured longer-term borrowed funds in order to improve its interest rate risk and fund longer-term assets including fixed-rate residential mortgage loans held for portfolio. All borrowed funds were from the Federal Home Loan Bank of Boston (the "FHLBB").

Stockholders' equity increased by $327,000 or 1.1% to $29.5 million at March 31, 2001 from $29.2 million at June 30, 2000 as a result of the repurchase of 91,559 shares of common stock held in treasury at a cost of $1.2 million and dividends paid of $387,000, offset by an increase in the net unrealized gain on securities available for sale of $87,000, net income of $1.4 million, a reduction in unearned ESOP shares of $248,000, a reduction in unearned RRP stock of $182,000, and proceeds from the exercise of stock options of $60,000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

Comparison of the Operating Results for the Three and Nine Months Ended March 31, 2001 and 2000
Net Income. Net income was $442,000 and $1.4 million for the three and nine months ended March 31, 2001, respectively, compared to $386,000 and $1.3 million for the three and nine months ended March 31, 2000, respectively. Return on average assets was .65% and .69% for the three and nine months ended March 31, 2001, respectively, compared to .67% and .76% for the three and nine months ended March 31, 2000, respectively. Return on average equity was 6.03% and 6.18% for the three and nine months ended March 31, 2001, respectively, compared to 5.07% and 5.28% for the three and nine months ended March 31, 2000, respectively. The decrease in the return on average assets is due to higher operating expenses while the increase in the return on average equity resulted from higher leverage caused by an increase in total assets relative to total stockholders' equity.

The increase in net income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was attributable to an increase in net interest income of $229,000 and an increase in other income of $99,000 partially offset by an increase in the provision for loan losses of $40,000, an increase in operating expenses of $197,000, and an increase in the provision for income taxes of $35,000.

The increase in net income for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 was attributable to an increase in net interest income of $696,000 and an increase in other income of $264,000 partially offset by an increase in the provision for loan losses of $25,000, an increase in operating expenses of $804,000, and an increase in the provisions for income taxes of $43,000.

Interest and Dividend Income. Total interest and dividend income increased by $835,000 or 20.5% to $4.9 million for the three months ended March 31, 2001 from $4.1 million for the three months ended March 31, 2000. The increase in interest income was a result of an increase in the average balance of net loans and other earning assets, partially offset by a decrease in the average balance of securities. The average balance of net loans for the three months ended March 31, 2001 was $209.4 million compared to $178.0 million for the three months ended March 31, 2000. The average yield on net loans was 8.06% for the three months ended March 31, 2001 compared to 7.86% for the three months ended March 31, 2000.

The average balance of securities for the three months ended March 31, 2001 was $25.1 million compared to $29.2 million for the three months ended March 31, 2000. The average yield on securities was 5.89% for the three months ended March 31, 2001 compared to 5.67% for the three months ended March 31,
2000.   The average balance of other earning assets for the three months ended March 31, 2001 was $23.5 million compared to $11.7 million for the three months ended March 31, 2000. The average yield on other earning assets was 5.37% for the three months ended March 31, 2001 compared to 5.46% for the three months ended March 31, 2000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

Total interest and dividend income increased by $2.8 million or 23.6% to $14.5 million for the nine months ended March 31, 2001 from $11.7 million for the nine months ended March 31, 2000. The increase in interest income was a result of an increase in the average balance of net loans and other earning assets, partially offset by a decrease in the average balance of securities. The average balance of net loans for the nine months ended March 31, 2001 was $203.0 million compared to $169.5 million for the nine months ended March 31, 2000. The average yield on net loans was 8.12% for the nine months ended March 31, 2001 compared to 7.87% for the nine months ended March 31, 2000.

The average balance of securities for the nine months ended March 31, 2001 was $30.7 million compared to $31.2 million for the nine months ended March 31, 2000. The average yield on securities was 6.22% for the nine months ended March 31, 2001 compared to 5.76% for the nine months ended March 31,
2000.   The average balance of other earning assets for the nine months ended March 31, 2001 was $16.1 million compared to $9.6 million for the nine months ended March 31, 2000. The average yield on other earning assets was 5.85% for the nine months ended March 31, 2001 compared to 5.27% for the nine months ended March 31, 2000.

Interest Expense. Total interest expense increased by $606,000 or 31.3% to $2.5 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. Interest expense increased primarily due to increases in the average balances of NOW accounts, money market deposits, certificates of deposits, and FHLBB borrowings. Average interest-bearing deposits increased by $26.4 million or 17.6% to $176.4 million while the average rate increased 44 basis points to 4.11% from 3.67% for the three months ended March 31, 2001 versus the three months ended March 31, 2000. Average borrowings increased by $9.3 million to $47.2 million for the three months ended March 31, 2001 from $37.9 million for the three months ended March 31, 2000, while the average rate increased 26 basis points to 6.18% for the three months ended March 31, 2001 from 5.92% for the three months ended March 31, 2000.

Total interest expense increased by $2.1 million to $7.4 million for the nine months ended March 31, 2001 from $5.3 million for the nine months ended March 31, 2000. Interest expense increased primarily due to increases in the average balances of NOW accounts, money market deposits, certificates of
deposits, and FHLBB borrowings.   Average interest-bearing deposits
increased by $23.4 million or 15.8% to $171.6 million while the average rate increased 50 basis points to 4.11% from 3.61% for the nine months ended March 31, 2001 versus the nine months ended March 31, 2000. Average borrowings increased by $14.9 million to $44.3 million for the nine months ended March 31, 2001 from $29.4 million for the nine months ended March 31, 2000, while the average rate increased 43 basis points to 6.33% for the nine months ended March 31, 2001 from 5.90% for the nine months ended March 31, 2000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

Net Interest Income. Net interest income for the three months ended March 31, 2001 was $2.4 million as compared to $2.1 million for the three months ended March 31, 2000. The $229,000 or 10.7% increase can be attributed to a combination of the $835,000 increase in interest and dividend income offset by the $606,000 increase in interest expense on deposits and borrowed funds.
 The average yield on interest-earning assets increased 17 basis points to 7.61% for the three months ended March 31, 2001 from 7.44% for the three months ended March 31, 2000, while the average cost of interest-bearing liabilities increased by 43 basis points to 4.55% for the three months ended March 31, 2001 from 4.12% for the three months ended March 31, 2000. As a result, the interest rate spread decreased to 3.06% for the three months ended March 31, 2001 from 3.32% for the three months ended March 31, 2000.

Net interest income for the nine months ended March 31, 2001 was $7.1 million as compared to $6.4 million for the nine months ended March 31, 2000. The $696,000 or 10.9% increase can be attributed to a combination of the $2.8 million increase in interest and dividend income offset by the $2.1 million increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 30 basis points to 7.74% for the nine months ended March 31, 2001 from 7.44% for the nine months ended March 31, 2000, while the average cost of interest-bearing liabilities increased by 57 basis points to 4.56% for the nine months ended March 31, 2001 from 3.99% for the nine months ended March 31, 2000. As a result, the interest rate spread decreased to 3.18% for the nine months ended March 31, 2001 from 3.45% for the nine months ended March 31, 2000.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2001 was $75,000 and $175,000, respectively, compared to $35,000 and $150,000 for the three and nine months ended March 31, 2000, respectively. At March 31, 2001, the balance of the allowance for loan losses was $1.7 million or .78% of net loans. At March 31, 2000, the balance of the allowance for loan losses was $1.5 million or .82% of net loans.

Other Income. Other income was $325,000 for the three months ended March 31, 2001 compared to $226,000 for the three months ended March 31, 2000.
The $99,000 or 43.8% increase was the result of an increase in service fees on loans and deposit accounts of $54,000 and an increase in miscellaneous income of $55,000, offset by a decrease in the gain on the sales of securities available for sale of $10,000. Other income was $977,000 for the nine months ended March 31, 2001 compared to $713,000 for the nine months ended March 31, 2000. The $264,000 or 37.0% increase was the result of an increase in service fees on loans and deposit accounts of $165,000 and an increase in the gain on the sales of securities available for sale of $120,000, offset by a decrease in miscellaneous income of $21,000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

Operating Expenses. Operating expenses increased by $197,000 or 11.5% to $1.9 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000. Salaries and employee benefits increased by $109,000, primarily due to the opening of a new branch office in Arlington, Massachusetts in May 2000, and normal salary increases. Occupancy and equipment expenses increased by $18,000 and data processing expenses increased by $22,000. An increase in other general and administrative expenses of $48,000 was caused by higher professional fees and additional operating costs from operating as a publicly held stock institution.

Operating expenses increased by $804,000 or 16.4% to $5.7 million for the nine months ended March 31, 2001 from $4.9 million for the nine months ended March 31, 2000. Salaries and employee benefits increased by $410,000. This increase was primarily due to the opening of a new branch office in Arlington, Massachusetts in May 2000, and general salary increases. In addition, the Company accrued $100,000 for a Directors Retirement Program adopted in November 2000. Occupancy and equipment expenses increased by $152,000 primarily due to the opening of the Arlington Branch. Data processing expenses increased by $44,000. An increase in other general and administrative expenses of $198,000 was caused by higher professional fees and additional operating costs from operating as a publicly held stock institution.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

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

Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank has attempted to sell fixed-rate loans with terms in excess of 15 years. However, following the conversion, the Bank has retained a greater portion of its fixed rate loans, funded in part with borrowings from the FHLBB. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Company has used borrowings from the FHLBB to fund the maturity or repricing interval of certain commercial real estate mortgages.

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 2001 was 98.8%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency Obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2001

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLBB. At March 31, 2001, the Company had borrowings of $44.6 million from the FHLBB.

At March 31, 2001, the Company had $5.8 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $56.2 million at March 31, 2001. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2001, the Company and the Bank exceeded all of their regulatory capital requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits
           None

      (b)  Reports on Form 8-K
           None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYSTIC FINANCIAL, INC.

Date: May 9, 2001                      By:  /s/ John M. O'Donnell
                                            -------------------------------
                                            John M. O'Donnell
                                            President and Chief Executive
                                            Officer

Date: May 9, 2001                      By:  /s/ Ralph W. Dunham
                                            -------------------------------
                                            Ralph W. Dunham
                                            Executive Vice-President, Chief
                                            Financial Officer, and Treasurer