Form 10-K
period 2001-06-30
MYSTIC FINANCIAL INC
filed 2001-09-26
CIK 1044880

-------------------------------------------------------------------------------

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2001

                                     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                       COMMISSION FILE NUMBER 0-23533

                           MYSTIC FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

           Delaware                                         04-3401049
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                60 High Street, Medford, Massachusetts 02155
              (Address of principal executive office-zip code)
                          Telephone  (781) 395-2800

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
Yes   X   No      .
    -----    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [X]

      As of August 31, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $20,079,975.

      As of August 31, 2001, 1,711,216 shares of Registrant's common stock were outstanding.

                    Documents Incorporated by Reference:


Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------

                           MYSTIC FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                                JUNE 30, 2001

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

      The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices and one educational branch office in Medford, Massachusetts and full-service offices in Lexington and Arlington, Massachusetts. The Bank's deposits have been federally insured since 1986 and are currently insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank. The Bank has been a member of the Co-operative Central Bank since 1932 and a member of the Federal Home Loan Bank ("FHLB") since 1988. The Bank is subject to comprehensive examination, supervision and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC. These regulations are intended primarily for the protection of depositors and borrowers. The Bank exceeded all of its regulatory capital requirements at June 30, 2001.

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

      The Bank's ten largest loan relationships, outstanding as of June 30, 2001, ranged from $1.5 million to $3.8 million. As of the same date, all such relationships were performing in accordance with their respective terms.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                                  At June 30,
                                     ----------------------------------------------------------------------
                                             2001                     2000                     1999
                                     --------------------     --------------------     --------------------
                                      Amount      Percent      Amount      Percent      Amount      Percent
                                      ------      -------      ------      -------      ------      -------
                                                             (Dollars in Thousands)

Residential mortgage loans           $138,163      64.2%      $127,862      67.6%      $107,216      69.3%
Commercial real estate loans           50,483      23.5         41,294      21.8         33,980      22.0
Commercial loans                       13,514       6.3         10,881       5.8          7,109       4.6
Consumer loans                          1,532       0.7          1,526       0.8          1,546       1.0
Home equity loans                       3,880       1.8          3,470       1.8          2,076       1.3
Construction loans                      9,282       4.3          5,686       3.0          4,122       2.7
                                     --------------------------------------------------------------------
      Total loans                     216,854     100.8        190,719     100.8        156,049     100.9
Less:
Deferred loan orig. fees (costs)           35       0.0            (12)      0.0             12       0.0
Allowance for loan losses               1,784       0.8          1,531       0.8          1,348       0.9
                                     --------------------------------------------------------------------
      Loan, net                      $215,035     100.0%      $189,200     100.0%      $154,689     100.0%
                                     ====================================================================


      One-to-Four Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one-to-four family residential dwellings located in the Bank's primary market area. As of June 30, 2001, loans on one-to-four family residential properties accounted for 64.2% of the Bank's net loan portfolio.

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

      Since the early 1980s, the Bank has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one or three years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term, plus a margin of up to 250 basis points, or 2.5%. Additionally, the Bank offers an adjustable-rate loan which reprices every five years from its inception. The Bank also has on its books an adjustable interest rate loan product with an interest rate fixed for seven years which reprices annually for its term thereafter. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

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

      During the year ended June 30, 2001, the Bank originated $22.4 million in adjustable-rate mortgage loans and $21.0 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $4.3 million of fixed-rate loans with terms of greater than 15 years and retained $16.7 million of fixed-rate loans, which had terms of 15 to 30 years. Approximately 21.0% of all loan originations during fiscal 2001 were refinances of loans already in the Bank's loan portfolio. At June 30, 2001, the Bank's loan portfolio included $66.4 million in adjustable-rate one-to-four family residential mortgage loans or 30.9% of the Bank's net loan portfolio, and $71.7 million in fixed-rate one-to-four family residential mortgage loans, or 33.3% of the Bank's net loan portfolio.

      Commercial Real Estate Loans. At June 30, 2001, the Bank's commercial real estate loan portfolio consisted of 156 loans, totaling $50.5 million, or 23.5% of net loans. The Bank's largest aggregate loan relationship is a commercial borrower with an outstanding balance of $3.8 million at June 30, 2001 secured by various properties in Massachusetts. Commercial real estate loans are administered by the commercial loan department as described below under "Commercial Loans."

      Commercial real estate lending entails additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan.

      Commercial Loans. In the past several years, the Bank has made a major commitment to small business commercial lending. The Bank has worked to develop a niche of making commercial loans to companies which have from $500,000 to $15.0 million in sales and is an approved lender of the Small
Business Administration.   At June 30, 2001, the Bank's commercial loan
portfolio consisted of 215 loans, totaling $13.5 million, or 6.3% of net loans.

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

      Consumer Loans. The Bank's consumer loans consist of share-secured loans, and other consumer loans, including automobile loans and credit card loans. At June 30, 2001, the consumer loan portfolio totaled $1.5 million or 0.7% of net loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Consumer loans generally do not exceed $25,000 individually.

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

      The Bank makes unsecured credit card loans generally up to $5,000 at fixed rates of interest. At June 30, 2001, the Bank had unsecured credit card loans totaling $377,000.

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

      Home Equity Loans. The Bank also originates home equity loans that are secured by available equity based on the appraised value of owner-occupied one-to-four family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates and fixed rates. The adjustable interest rate is the prime rate as reported in The Wall Street Journal. Fixed rate home equity loans have terms of ten years or less and adjustable rate home equity loans have terms of 15 years or less with up to a five year final payment if the loan is not fully amortized at the end of the 15 year term. At June 30, 2001, the Bank had $3.9 million in home equity loans with unused credit available to existing borrowers of $4.3 million.

      Construction Loans. The Bank engages in construction lending primarily for the construction of single-family residences and a limited number of construction loans for commercial properties. At present all are construction loans for the construction/renovation of single-family housing developments. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Because payment on loans secured by construction properties are dependent upon the sale of completed homes or the successful operation of the completed property, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. At June 30, 2001, the Bank's construction loan portfolio totaled $18.9 million offset by $9.6 million in unadvanced principal.

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 60 days. At June 30, 2001, the Bank had $5.0 million in loan commitments outstanding, all for the origination of one-to-four family residential real estate loans, home equity loans, commercial loans and commercial real estate loans. In addition, unadvanced funds on construction loans, lines of credit and credit card loans were $25.6 million on June 30, 2001.

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

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The net origination fees are deferred and amortized into income over the life of the loan. At June 30, 2001, the amount of net deferred loan origination fees was $35,000.

      Loan Maturities. The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                    Residential     Commercial
                                     Mortgage       Real Estate     Construction     Commercial     Consumer      Total
                                      Loan(1)          Loans           Loans           Loans         Loans        Loans
                                    -----------     -----------     ------------     ----------     --------      -----
                                                                       (In Thousands)

Total loans schedule to mature:
  In 1 year or less                  $     41         $   235         $18,875         $ 7,844        $   48      $ 27,043
  After 1 year through 5 years          1,342          50,248               -           4,388         1,013        56,991
  Beyond 5 years                      140,660               -               -           1,282           471       142,413
                                     ------------------------------------------------------------------------------------
      Total                          $142,043         $50,483         $18,875         $13,514        $1,532      $226,447
                                     ====================================================================================

Loan balance by type scheduled
 to mature after 1 year:
  Fixed-rate                         $ 70,449         $ 3,321               -         $ 3,550        $1,484      $ 78,804
  Adjustable-rate                      71,553          46,927               -           2,120             -       120,600

--------------------
<F1>  For purposes of this schedule, home equity loans with  revolving and fixed rates, have been included in  residential mortgage loans.

      Originations and Sales of Loans. The Bank is a qualified seller/servicer for FNMA. Beginning in 1987, the Bank began to sell a portion of its fixed-rate loans with terms in excess of 15 years to FNMA. All of the Bank's sales to FNMA have been made with servicing retained on the loans. At June 30, 2001, the Bank was servicing $22.2 million in loans for FNMA. Depending upon market conditions, the Bank retains a portion of its fixed-rate loans from time to time. In addition, the Bank has also sold loans to other private investors. At June 30, 2001, the Bank was servicing $1.5 million of such loans.

      Originations for the year ended June 30, 2001 increased in all loan categories except commercial real estate loans which decreased slightly. Loan sales increased during the same period as the Bank sold long term fixed-rate residential loans with servicing retained. Historically, the Bank has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans and commercial real estate loans.

      The following table sets forth information with respect to originations and sales of loans during the periods indicated.


                                                       Years Ended June 30,
                                                ----------------------------------
                                                  2001         2000         1999
                                                  ----         ----         ----
                                                          (In thousands)

Beginning balance                               $189,200     $154,689     $138,593
                                                ----------------------------------
  Mortgage originations                           43,378       37,513       47,662
  Consumer loan originations                       3,834        3,716        2,494
  Commercial real estate loan originations        12,004       13,260       13,713
  Commercial loan originations                    20,053       12,598        5,313
  Commercial construction loan originations       11,859        9,569        3,080
                                                ----------------------------------
      Total loans originated                      91,128       76,656       72,262
                                                ----------------------------------

Less:
  Amortization and payoffs                        60,716       39,937       42,901
  Provision for loan losses                          275          200          145
  Total loans sold                                 4,302        1,433       13,120
  Loan participations sold                           ---          575          ---
                                                ----------------------------------
Ending balance                                  $215,035     $189,200     $154,689
                                                ==================================


      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Security Committee of the Board of Directors perform a monthly review of all delinquent loans and loans are placed on a non-accrual status when loans are over 90 days past due or, in the opinion of management, the collection of principal and interest are doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments larger than $50,000, that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Senior Lending Officer for Commercial Loans, Senior Loan Officer for Mortgage Lending, Chief Executive Officer, and Vice President, Residential Lending (the "Watch-List Committee"), who meet periodically to discuss the status of the loans on the Watch-List and to add or delete loans from the list. The Board of Directors can request that a loan relationship be placed on Watch-List status.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's problem assets and loans at the dates indicated.


                                                         Years Ended June 30,
                                                      ---------------------------
                                                       2001      2000       1999
                                                       ----      ----       ----
                                                        (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-performing loans)               $1,854     $ 540     $1,685
Loans 90 days past due
 (not included in non-performing loans)                  276       148        ---
                                                      ---------------------------
Total delinquent loans                                $2,130     $ 688     $1,685
                                                      ===========================

Delinquent loans as a percentage of net loans           0.99%     0.36%      1.09%
                                                      ===========================

Non-performing loans (over 90 days past due)          $   15     $   2     $  ---
Foreclosed real estate                                   ---       ---        ---
                                                      ---------------------------
      Total non-performing assets                     $   15     $   2     $  ---
                                                      ===========================

Non-performing loans as a percent of net loans          0.01%     0.00%      0.00%
Non-performing assets as a percent of total loans       0.01%     0.00%      0.00%


      At June 30, 2001, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them.
An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the FDIC. At June 30, 2001, the Bank had no assets classified as doubtful or loss, and $762,000 classified as substandard.

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

      The following table analyzes activity in the Bank's allowance for loan losses for the years indicated.


                                                             Years Ended June 30,
                                                      ----------------------------------
                                                        2001         2000         1999
                                                        ----         ----         ----
                                                            (Dollars in thousands)

Average loans, net                                    $205,837     $173,319     $144,663
                                                      ==================================
Year-end net loans                                    $215,035     $189,200     $154,689
                                                      ==================================

  Allowance for loan losses at beginning of year      $  1,531     $  1,348     $  1,236
  Provision charged to operations                          275          200          145

Recoveries:
Real estate mortgage:
  Residential                                              ---          ---          ---
  Commercial                                               ---          ---          ---
Commercial loans                                             2          ---          ---
Consumer and home equity                                     3            6            3
Construction                                               ---          ---          ---
                                                      ----------------------------------
      Total recoveries                                       5            6            3
                                                      ----------------------------------

Loans charged-off:
Real estate-mortgage:
  Residential                                              ---          ---          ---
  Commercial                                               ---          ---          ---
Commercial loans                                           ---          ---           (2)
Consumer and home equity                                   (27)         (23)         (34)
Construction                                               ---          ---          ---
                                                      ----------------------------------
  Loans charged-off                                        (27)         (23)         (36)
                                                      ----------------------------------

  Allowance for loan losses at end of year            $  1,784     $  1,531     $  1,348
                                                      ==================================

Ratios:
  Allowance for loan losses to year-end net loans         0.83%        0.81%        0.87%

  Net charge-offs to average loans, net                   0.01%        0.01%        0.02%
  Net charge-offs to allowance for loan losses            1.23%        1.11%        2.45%


      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                       At June 30,
                                    -----------------------------------------------------------------------------------
                                              2001                         2000                         1999
                                    ------------------------     ------------------------     -------------------------
                                                Percent of                   Percent of                   Percent of
                                               Loans in Each                Loans in Each                Loans in Each
                                                Category to                  Category to                  Category to
                                    Amount      Total Loans      Amount      Total Loans      Amount      Total Loans
                                    ------     -------------     ------     -------------     ------     -------------
                                                                  (Dollars in thousands)

Real estate-mortgage:
  Residential                       $  578         61.0%         $  563         64.6%         $  563         67.4%
  Commercial                           767         22.3             687         20.9             592         21.4
Commercial Loans                       240          6.0             172          5.5             133          4.5
Consumer and home equity                34          2.4              19          2.5              15          2.3
Construction                           165          8.3              90          6.5              45          4.4
                                    -----------------------------------------------------------------------------
Total allowance for loan losses     $1,784        100.0%         $1,531        100.0%         $1,348        100.0%
                                    =============================================================================


Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. The Bank uses several measures to assess the adequacy of its liquidity. At June 30, 2001, the Bank's liquidity was adequate to meet its foreseeable needs. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

      The Bank purchases securities through a primary dealer of U.S. Government obligations or such other mortgage-backed securities, securities dealers authorized by the Board of Directors and requires that the securities be delivered to a safekeeping agent before the funds are transferred to the broker or dealer. The Bank purchases securities pursuant to an investment policy established by the Board of Directors.

      Available for sale securities are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/loss. Held-to-maturity securities are carried at amortized cost. The following table sets forth the Company's securities at the dates indicated.


                                                                  At June 30,
                                   -------------------------------------------------------------------------
                                           2001                      2000                      1999
                                   ---------------------     ---------------------     ---------------------
                                   Amortized      Fair       Amortized      Fair       Amortized      Fair
                                     Cost         Value        Cost         Value        Cost         Value
                                   ---------      -----      ---------      -----      ---------      -----
                                                                (In thousands)

Securities available for sale:
------------------------------
Marketable equity securities        $ 3,222      $ 3,537      $ 2,459      $ 3,054      $ 2,287      $ 3,247
U.S. Government and Federal
 Agency obligations                   9,498        9,505       18,821       18,337       24,323       24,027
Other bonds and obligations           5,542        5,489        2,547        2,393        4,556        4,498
Mortgage-backed securities           10,389       10,289        8,709        8,668            -            -
                                   -------------------------------------------------------------------------
      Total                         $28,651      $28,820      $32,536      $32,452      $31,166      $31,772
                                   =========================================================================

Securities held to maturity:
----------------------------
U.S. Government and Federal
 Agency obligations                       -            -            -            -          500          501
Other bonds and obligations               -            -            -            -        1,000        1,001
                                   -------------------------------------------------------------------------
      Total                         $     -      $     -      $     -      $     -      $ 1,500      $ 1,502
                                   =========================================================================


      The following table sets forth the scheduled maturities, carrying values and average yields for the Company's debt securities at June 30, 2001.


                                                                        At June 30, 2001
                                  --------------------------------------------------------------------------------------------
                                    One Year of Less       One to Five Years        Over Five Years              Totals
                                  --------------------    --------------------    --------------------    --------------------
                                  Amortized    Average    Amortized    Average    Amortized    Average    Amortized    Average
                                    Cost        Yield       Cost        Yield       Cost        Yield       Cost        Yield
                                  ---------    -------    ---------    -------    ---------    -------    ---------    -------
                                                                     (Dollars in thousands)

Securities available for sale:
------------------------------
U.S. Government and Federal
 Agency obligations                $  ---        ---%      $ 9,498      5.27%      $   ---       ---%      $ 9,498      5.27%
Other bonds and obligations         1,000       6.90         3,081      6.37         1,461      5.07         5,542      6.12
Mortgage-backed securities            ---        ---           ---       ---        10,389      6.12        10,389      6.12
                                   ------                  -------                 -------                 -------
      Total                        $1,000       6.90%      $12,579      5.54%      $11,850      5.99%      $25,429      5.80%
                                   ======                  =======                 =======                 =======


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

      During the past several years, there has been an increase in demand deposit and NOW accounts, resulting from the increase in commercial customers during this time period. NOW account balances are volatile due to a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in deposit account balances, particularly at month-end.

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.


                                                          At June 30,
                             ----------------------------------------------------------------------
                                     2001                     2000                     1999
                             --------------------     --------------------     --------------------
                              Amount      Percent      Amount      Percent      Amount      Percent
                              ------      -------      ------      -------      ------      -------
                                                     (Dollars in thousands)

Savings deposit              $ 44,302      19.7%      $ 42,413      21.8%      $ 40,903      25.4%
NOW accounts                   38,544      17.1         33,927      17.5         29,361      18.3
Money market deposits          18,591       8.3          8,370       4.3          7,020       4.4
Demand deposits                18,889       8.4         16,346       8.4          8,556       5.3
Certificates of deposits      104,424      46.5         93,079      48.0         75,027      46.6
                             --------------------------------------------------------------------
      Total deposits         $224,750     100.0%      $194,135     100.0%      $160,867     100.0%
                             ====================================================================


      For more information on the Bank's deposit accounts, see Note 6 of Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2001.


                                                      Weighted
                                                      Average
      Maturity Period     Certificates of Deposit       Rate
      ---------------     -----------------------     --------
                       (Dollars in thousands)

        0-3 months                $ 6,021              5.68%
        3-6 months                  5,623              5.23
        6-12 months                13,081              5.77
        1-2 years                   6,941              6.05
        2-3 years                   1,859              5.94
        > 3 years                   1,859              6.12
                                  -------
              Total               $35,384              5.75%
                                  =======

      Borrowings. Deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the Federal Home Loan Bank ("FHLB") to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by the Bank's stock in the FHLB, the Bank's deposits at the FHLB and a portion of the Bank's mortgage loans and securities. The Bank had FHLB advances of $44.6 million outstanding at June 30, 2001.

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

Personnel

      As of June 30, 2001, the Bank had 55 full-time employees and 25 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      The Bank's active subsidiary, Mystic Securities Corporation, was established solely for the purpose of acquiring and holding securities which are permissible for banks to hold under Massachusetts law. Mystic Securities Corporation is classified with the Massachusetts Department of Revenue as a "security corporation" under Massachusetts law, qualifying it to take advantage of the low 1.32% income tax rate on gross income applicable to companies that are so classified.

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

      Lending Activities. A Massachusetts chartered co-operative bank may make a wide variety of mortgage loans. Fixed-rate loans, adjustable-rate loans, participation loans, graduated payment loans, construction loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations. Mortgage loans may be made on real estate in Massachusetts or in another New England state if the bank making the loan has an office there or under certain other circumstances. In addition, certain mortgage loans may be made on improved real estate located anywhere in the United States. Commercial loans may be made to corporations and other commercial enterprises with or without security. With certain exceptions, such loans may be made without geographic limitation. Consumer and personal loans may be made with or without security and without geographic limitation. Loans to individual borrowers generally will be limited to 20% of the total of the Bank's capital accounts and stockholders' equity.

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

      The following table shows the Company's and the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at June 30, 2001.


                                                                                            Minimum
                                                                                          To Be Well
                                                                      Minimum          Capitalized Under
                                                                      Capital          Prompt Corrective
                                                Actual              Requirement        Action Provisions
                                           -----------------     -----------------     -----------------
                                           Amount      Ratio     Amount      Ratio     Amount      Ratio
                                           ------      -----     ------      -----     ------      -----
                                                              (Dollars in thousands)

Total Capital to Risk Weighted Assets
  Consolidated                             $30,799     17.5%     $14,106     8.0%          N/A      N/A
  Bank                                      29,401     16.7       14,069     8.0       $17,586     10.0%
Tier 1 Capital to Risk Weighted Assets
  Consolidated                              28,897     16.4        7,053     4.0           N/A      N/A
  Bank                                      27,499     15.6        7,034     4.0        10,551      6.0
Tier 1 Capital to Average Assets
  Consolidated                              28,897     10.1       11,426     4.0           N/A      N/A
  Bank                                      27,499      9.7       11,365     4.0        14,206      5.0


      As the preceding table shows, the Company and the Bank exceeded the minimum capital adequacy requirements at June 30, 2001.

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

      Deposit Insurance. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or
(3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. The Bank's assessment rate is currently 0 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition, legislation requires BIF-insured institutions like the Bank to assist in the payment of FICO bonds.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of core capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the bank receives the highest rating on the CAMELS financial institutions rating system) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the CAMELS rating system) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, core capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." At June 30, 2001, the Bank was categorized as "well capitalized."

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

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "High Satisfactory" CRA rating in its most recent examination from the Commonwealth of Massachusetts.

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

Holding Company Regulation

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act (the "BHCA"), as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of June 30, 2001, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

      As of June 30, 2001, the Company had registered as a financial holding company.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2001, of $2.5 million.

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

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3% on the first $46.5 million of net transaction accounts (subject to an exemption for the first $4.9 million), plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2001, the Bank met its reserve requirements.

Financial Services Modernization Bill

      On November 12, 1999, former President Clinton signed the GLBA, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provides an enhanced framework for protecting the privacy of consumer information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system,
(vi) modifies the laws governing the implementation of the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

ITEM 2.  PROPERTIES

      The following table sets forth certain information at June 30, 2001 regarding the Bank's office facilities which are owned by the Bank, with the exception of the High School Educational Branch, Lexington and Arlington offices, which are leased, and certain other information relating to its property at that date.


                                                        Year        Square         Net Book
                                                      Completed     Footage         Value
                                                      ---------     -------        --------
                                                                                (In thousands)

Main Office             60 High Street
                        Medford, MA  02155              1931         7,000          $1,022

West Medford Office     430 High Street
                        Medford, MA  02155              1970         2,500              21

Salem Street Office     201 Salem Street
                        Medford, MA  02155              1995         3,500             881

Lexington Office        1793 Massachusetts Avenue
                        Lexington, MA  02420            1998         3,000              96

Arlington Office        856 Massachusetts Avenue
                        Arlington, MA                   2000           500             234

High School             489 Winthrop Street
Educational Branch      Medford, MA  02155              1986             -               -
                                                                                    ------

    Net Book Value                                                                  $2,254
                                                                                    ======


      The Bank also owns an office building adjacent to its main office, located at 66 High Street, Medford, MA 02155, which had a net book value of $1.6 million at June 30, 2001. The Bank uses a portion of the top floor of this building to house some of its administrative and clerical services and leases the remaining space to third-party tenants.

      At June 30, 2001, the net book value of the Bank's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $239,000. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MYST." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on January 8, 1998, the date of the conversion and initial public offering. At June 29, 2001, the last trading date in the Company's fiscal year, the Company's common stock closed at $15.68. On August 31, 2001, there were 1,711,216 shares of the Company's common stock outstanding, which were held of record by approximately 900 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

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


             Quarter Ended                    High         Low       Dividends
             -------------                    ----         ---       ---------

Fiscal year ended June 30, 2001:
  Fourth Quarter ended June 30, 2001         $16.100     $14.250       $0.08
  Third Quarter ended March 31, 2001          16.000      13.875        0.08
  Second Quarter ended December 31, 2000      14.000      13.125        0.08
  First Quarter ended September 30, 2000      13.750      12.000        0.07
Fiscal year ended June 30, 2000:
  Fourth Quarter ended June 30, 2000          12.500       9.750        0.07
  Third Quarter ended March 31, 2000          11.500       9.875        0.07
  Second Quarter ended December 31, 1999      12.313      10.250        0.06
  First Quarter ended September 30, 1999      13.500      10.625        0.06


ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning the Company at the dates and for the years indicated. The following data is qualified in its entirety by the detailed information and consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.


                                                          At or for the Years Ended June 30,
                                           ---------------------------------------------------------------
                                              2001         2000         1999          1998          1997
                                              ----         ----         ----          ----          ----
                                                    (Dollars in thousands, except per share data)

Balance sheet data:
  Total assets                             $ 300,402    $ 263,888    $ 215,214     $ 199,049     $ 149,653
  Loans, net                                 215,035      189,200      154,689       138,593       114,568
  Securities:
    Available for sale                        28,820       32,452       31,772        14,749         3,819
    Held to maturity                               -            -        1,500        12,006        17,504
  Deposits                                   224,750      194,135      160,867       144,766       129,303
  Borrowings                                  44,618       38,750       18,978        16,505         7,532
  Total stockholders' equity                  29,015       29,189       34,052        36,127        11,940
Asset quality data:
  Non-performing loans                            15            2            -           150           365
  Allowance for loan losses                    1,784        1,531        1,348         1,236           977
Number of:
  Mortgage loans outstanding                   1,694        1,609        1,626         1,548         1,384
  Deposit accounts                            22,252       21,661       19,644        18,920        18,809
  Full service offices                             5            5            4             3             3
Number of employees:
  Full-time                                       55           62           52            48            44
  Part-time                                       25           28           21            21            22
Statement of income data:
  Interest and dividend income             $  19,422    $  16,177    $  13,745     $  12,210     $   9,899
  Interest expense                             9,967        7,446        6,221         5,648         4,911
                                           ---------------------------------------------------------------
  Net interest income                          9,455        8,731        7,524         6,562         4,988
  Provision for loan losses                      275          200          145           245           272
                                           ---------------------------------------------------------------
  Net interest income after provision
   for loan losses                             9,180        8,531        7,379         6,317         4,716
  Other income                                 1,196          945        1,136         1,035           882
  Operating expenses                           8,470        6,715        6,042         4,774         4,330
                                           ---------------------------------------------------------------
  Income before income taxes                   1,906        2,761        2,473         2,578         1,268
  Provision for income taxes                     721        1,072          971         1,031           527
                                           ---------------------------------------------------------------
  Net income                               $   1,185    $   1,689    $   1,502     $   1,547     $     741
                                           ===============================================================
Per share data:
  Weighted average shares outstanding-
   basic                                   1,731,874    2,024,201    2,375,440           N/A           N/A
  Basic earnings per share                 $    0.68    $    0.83    $    0.63           N/A           N/A
  Weighted average shares outstanding -
   diluted                                 1,767,902    2,024,201    2,375,440           N/A           N/A
  Diluted earnings per share               $    0.67    $    0.83    $    0.63           N/A           N/A
  Cash dividends paid per share            $    0.31    $    0.26    $    0.21     $    0.05           N/A
  Book value per share                     $   16.39    $   16.43    $   15.06     $   14.50           N/A




                                                         At or for the Years Ended June 30,
                                           ---------------------------------------------------------------
                                              2001         2000         1999          1998          1997
                                              ----         ----         ----          ----          ----

Selected operating ratios:
  Interest rate spread(1)                       3.11%        3.43%        3.26%         3.54%         3.63%
  Net interest margin(2)                        3.70         4.04         3.96          4.05          3.84
  Return on average assets                      0.44         0.74         0.75          0.90          0.54
  Return on average equity                      4.04         5.37         4.29          6.70          6.40
  Operating expenses as a percent
   of average total assets                      3.15         2.95         3.01          2.79          3.15
  Efficiency ratio(3)                          79.53        69.40        69.77         62.84         73.76
Asset quality ratios:
  Non-performing loans as a percent
   of net loans                                 0.01         0.00         0.00          0.11          0.32
  Non-performing loans as a percent
   of total assets                              0.01         0.00         0.00          0.08          0.24
  Allowance for loan losses as a percent
   of non-performing loans                    11,893       76,550          N/A           824           268
  Net charge-offs (recoveries) to average
    Loans                                       0.01         0.01         0.02         (0.01)         0.04
Capital ratios:
  Average equity to average assets             10.91        13.81        17.48         13.48          8.42
  Regulatory Tier 1 leverage capital ratio     10.12        11.35        16.05         19.07          8.08
  Total equity to total assets                  9.66        11.06        15.82         18.15          7.98

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

      The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one-to-four family residences, commercial loans secured by general business assets, commercial real estate loans secured by commercial property, and to invest in U.S. Government and Federal Agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. The Bank regularly sells fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages. At June 30, 2001, the Bank's loan portfolio included $66.4 million of adjustable-rate one-to-four family mortgage loans, $48.0 million of adjustable-rate commercial real estate loans, $6.6 million of adjustable-rate or short-term commercial loans, and $2.9 million of adjustable-rate home equity loans. Together, these loans represent 57.6% of the Bank's net loans at June 30, 2001. See "Business-Lending Activities."

Average Balances, Interest and Average Yields

      The following table sets forth certain information relating to the Company's average balance sheet and reflect the average yield on assets and average cost of liabilities for the years indicated and the average yields earned and rates paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the years presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the table. The securities in the following table are presented at amortized cost.


                                                                          Years Ended June 30,
                                     ---------------------------------------------------------------------------------------------
                                                  2001                            2000                            1999
                                     -----------------------------   -----------------------------   -----------------------------
                                                Interest   Average              Interest   Average              Interest   Average
                                     Average     Earned     Yield/   Average     Earned     Yield/   Average     Earned     Yield/
                                     Balance    or Paid     Rate     Balance    or Paid     Rate     Balance    or Paid     Rate
                                     -------    --------   -------   -------    -------    -------   -------    --------   -------
                                                                         (Dollars in thousands)

Interest-earning assets:
  Loans, net                         $205,837    $16,597    8.06%    $173,319    $13,699    7.90%    $144,663    $11,377    7.86%

  Securities                           29,595      1,785    6.03%      31,196      1,822    5.84%      25,077      1,388    5.53%
  Other earning assets(1)              19,883      1,040    5.23%      11,822        656    5.55%      20,282        980    4.83%
                                     -------------------             -------------------             -------------------
    Total interest-earning assets     255,315     19,422    7.61%     216,337     16,177    7.48%     190,022     13,745    7.23%
                                                 -------                         -------
Cash and due from banks                 6,320                           4,905                           3,999
Other assets                            6,867                           6,576                           6,438
                                     --------                        --------                        --------
    Total assets                     $268,502                        $227,818                        $200,459
                                     ========                        ========                        ========

Interest-bearing liabilities:
  Regular and other deposits         $ 42,640        946    2.22%    $ 41,498        940    2.27%    $ 40,630        991    2.44%
  Now accounts                         29,472        433    1.47%      23,954        358    1.49%      23,297        379    1.63%
  Money market deposits                12,415        485    3.91%       6,947        160    2.30%       6,745        172    2.55%
  Certificate of deposit               92,451      5,332    5.77%      79,063      4,061    5.14%      67,464      3,575    5.30%
                                     -------------------             -------------------             -------------------
    Total interest-bearing
     deposits                         176,978      7,196    4.07%     151,462      5,519    3.64%     138,136      5,117    3.70%
  FHLB borrowings                      44,400      2,771    6.24%      32,314      1,927    5.96%      18,620      1,104    5.93%
                                     -------------------             -------------------             -------------------
    Total interest-bearing
     liabilities                      221,378      9,967    4.50%     183,776      7,446    4.05%     156,756      6,221    3.97%
                                                 -------                         -------
Demand deposit accounts                16,258                          11,149                           7,530
Other liabilities                       1,562                           1,438                           1,134
                                     --------                        --------                        --------
    Total liabilities                 239,198                         196,363                         165,420
Stockholders' equity                   29,304                          31,455                          35,039
                                     --------                        --------                        --------
    Total liabilities and
     stockholders' equity            $268,502                        $227,818                        $200,459
                                     ========                        ========                        ========

Net interest income                              $ 9,455                         $ 8,731                         $ 7,524
                                                 =======                         =======                         =======
Interest rate spread                                        3.11%                           3.43%                           3.26%
Net interest margin                                         3.70%                           4.04%                           3.96%
Interest-earning assets/
 interest-bearing liabilities            1.15x                           1.18x                           1.21x

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


                                     Year Ended June 30,             Year Ended June 30,
                                        2001 vs 2000                    2000 vs 1999
                                     Increase (decrease)             Increase (decrease)
                                 ---------------------------     ---------------------------
                                           Due to                          Due to
                                 ---------------------------     ---------------------------
                                  Rate     Volume      Total      Rate     Volume      Total
                                  ----     ------      -----      ----     ------      -----
                                                        (In thousands)

Interest and dividend income:
  Loans, net                     $ 283     $2,615     $2,898     $  59     $2,263     $2,322
  Securities                        58        (95)       (37)       81        353        434
  Other earning assets             (40)       424        384       130       (454)      (324)
                                 -----------------------------------------------------------
      Total                        301      2,944      3,245       270      2,162      2,432
                                 -----------------------------------------------------------

Interest expense:
  Deposits                         684        993      1,677       (84)       486        402
  Borrowed funds                    93        751        844         6        817        823
                                 -----------------------------------------------------------
      Total                        777      1,744      2,521       (78)     1,303      1,225
                                 -----------------------------------------------------------
Change in net interest income    $(476)    $1,200     $  724     $ 348     $  859     $1,207
                                 ===========================================================

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

Comparison of Financial Condition at June 30, 2001 and 2000

      The Company's total assets amounted to $300.4 million at June 30, 2001 compared to $263.9 million at June 30, 2000, an increase of $36.5 million or 13.8%. The increase in total assets is primarily attributable to an increase in net loans of $25.8 million or 13.7% and an increase in cash and cash equivalents of $14.8 million or 47.2%.

      Cash and cash equivalents was $46.1 million at June 30, 2001 compared to $31.3 million at June 30, 2000. Cash and cash equivalents increased at June 30, 2001 due to an increase of $13.4 million in short-term investments to $16.7 million at June 30, 2001 from $3.3 million at June 30, 2000. The increase in short-term investments was caused by increased deposits resulting from a money market deposit promotion, and an increase in liquidity needed for a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances, particularly at month-end. The Company's increased liquidity position also reflects generally slower loan demand and a decision not to extend long-term investments in the current interest rate environment.

      Net loans increased by $25.8 million or 13.7% to $215.0 million or 71.6% of total assets at June 30, 2001 as compared to $189.2 million or 71.7% of total assets at June 30, 2000 as the Bank continued its emphasis on originating and retaining residential mortgage loans and commercial and
commercial real estate loans.   Securities held by the Company decreased by
$3.5 million or 10.1% to $31.3 million at June 30, 2001 from $34.9 million at June 30, 2000. The slight decrease in the Company's securities portfolio reflects the Company's decision to invest a greater portion of its assets in cash and cash equivalents in the current interest rate environment.

      Total deposits increased by $30.6 million or 15.8% to $224.8 million at June 30, 2001 from $194.1 million at June 30, 2000. The increase occurred primarily in money market deposits as a result of a deposit promotion. Money market deposits increased to $18.6 million at June 30, 2001 from $8.4 million at June 30, 2000, an increase of $10.2 million or 122.1%. Certificates of deposit increased to $104.4 million at June 30, 2001 from $93.1 million at June 30, 2000, an increase of $11.3 million or 12.2%. Demand deposits increased to $18.9 million at June 30, 2001 from $16.3 million at June 30, 2000, an increase of $2.5 million or 15.6% as a result of the Bank's continuing emphasis on developing relationships with small business. There was also an increase in all deposit categories.

      Total borrowings increased by $5.9 million to $44.6 million at June 30, 2001 from $38.8 million at June 30, 2000. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Bank has secured longer-term borrowed funds with original maturities ranging up to 15 years in order to improve its interest rate risk and fund longer-term assets including fixed-rate residential mortgage loans held for portfolio and mortgage-backed securities held for investment.

      Stockholders' equity decreased by $200,000 to $29.0 million at June 30, 2001 from $29.2 million at June 30, 2000 as a result of the repurchase of 117,614 shares of common stock held in treasury at a cost of $1.6 million, dividends paid of $524,000, offset by an increase in the net unrealized gain on securities available for sale of $173,000, net income of $1.2 million, proceeds from exercise of stock options of $60,000, a reduction in unearned RRP stock of $224,000, and a reduction in unearned ESOP shares of $339,000.

      Book value per share of common stock was $16.39 as of June 30, 2001 as compared to $16.43 as of June 30, 2000. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,769,902 shares of common stock outstanding as of June 30, 2001 for purposes of calculating the Company's book value per share.

Comparison of the Operating Results for the Years Ended June 30, 2001 and 2000

      Net Income. Net income was $1,185,000 for the year ended June 30, 2001 as compared to $1,689,000 for the year ended June 30, 2000. This $504,000 decrease in net income during the period was the result of an increase in operating expenses of $1.8 million largely related to a one-time, non-recurring pre-tax charge of $861,000 relating to a contractual payment made to the Company's former President and Chief Executive Officer and a full year's operating expense for the company's branch office opened in Arlington, Massachusetts in May 2000, offset by an increase in other income of $251,000, and a decrease in provision for income taxes of $351,000. The return on average assets for the year ended June 30, 2001 was .44% compared to .74% for the year ended June 30, 2000. The return on average equity for the year ended June 30, 2001 was 4.04% compared to 5.37% for the year ended June 30, 2000.

      Earnings per share on a basic and diluted basis was $.68 and $.67, respectively, for the year ended June 30, 2001 compared to $.83 on a basic and diluted basis for the year ended June 30, 2000.

      Interest Income. Total interest and dividend income increased by $3.2 million or 20.1% to $19.4 million for the year ended June 30, 2001 from $16.2 million for the year ended June 30, 2000. The increase in interest income was primarily the result of a higher level of loans and other earning assets, partially offset by a decrease in securities. The average balance of net loans for the year ended June 30, 2001 was $205.8 million compared to $173.3 million for the year ended June 30, 2000. The average yield on net loans was 8.06% for the year ended June 30, 2001 compared to 7.90% for the year ended June 30, 2000. The average balance of other earning assets for the year ended June 30, 2001 was $19.9 million compared to $11.8 million for the year ended June 30, 2000. The average yield on other earning assets was 5.23% for the year ended June 30, 2001 compared to 5.55% for the year ended June 30, 2000. The average balance of securities for the year ended June 30, 2001 was $29.6 million compared to $31.2 million for the year ended June 30, 2000. The average yield on securities was 6.03% for the year ended June 30, 2001 compared to 5.84% for the year ended June 30, 2000.

      Interest Expense. Total interest expense increased by $2.5 million or 33.9% to $10.0 million for the year ended June 30, 2001 from $7.4 million for the year ended June 30, 2000. The increase in interest expense resulted from an increase in the overall deposit balances as well as an increase in FHLB borrowings. Average interest-bearing deposits increased by $25.5 million or 16.8% to $177.0 million for the year ended June 30, 2001. Average borrowings increased by $12.1 million to $44.4 million for the year ended June 30, 2001 from $32.3 million for the year ended June 30, 2000. The average rate on interest-bearing deposits increased 43 basis points to 4.07% for the year ended June 30, 2001 from 3.64% for the year ended June 30, 2000, while the average rate on borrowed funds increased 28 basis points to 6.24% from 5.96% during the same period.

      Net Interest Income. Net interest income for the year ended June 30, 2001 was $9.5 million as compared to $8.7 million for the year ended June 30, 2000. The $724,000 or 8.3% increase is attributed to the $3.2 million increase in interest and dividend income partially offset by the $2.6 million increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 13 basis points to 7.61% for the year ended June 30, 2001 from 7.48% for the year ended June 30, 2000, while the average cost on interest-bearing liabilities increased by 45 basis points to 4.50% for the year ended June 30, 2001 from 4.05% for the year ended June 30, 2000. As a result, the interest rate spread decreased by 32 basis points to 3.11% for the year ended June 30, 2001 from 3.43% for the year ended June 30, 2000. The interest rate spread decreased due to a higher volume of interest bearing liabilities during a period of generally rising interest rates.

      Provision for Loan Losses. The provision for loan losses was $275,000 for the year ended June 30, 2001 as compared to $200,000 for the year ended June 30, 2000. The increase reflects the growth in net loans and continued emphasis on small business lending. At June 30, 2001, the balance of the allowance for loan losses was $1,784,000 or .82% of total loans. During the year ended June 30, 2001, $27,000 was charged against the allowance for loan losses while $5,000 in recoveries was credited to the allowance for loan losses. At June 30, 2000, the balance of the allowance for loan losses was $1,531,000 or .80% of total loans. During the year ended June 30, 2000, $23,000 was charged against allowance for loan losses while $6,000 in recoveries was credited to the allowance for loan losses. There was one non-performing loan of $15,000 at June 30, 2001. At June 30, 2000, there was one non-performing loan of $2,000.

      Other Income. Other income was $1.2 million for the year ended June 30, 2001 compared to $945,000 for the year ended June 30, 2000. The $251,000 or 26.6% increase was the result of an increase in customer service fees of $125,000, an increase in miscellaneous income of $80,000, and an increase in the gain on the sale of securities of $46,000.

      Operating Expenses. Operating expenses increased by $1.8 million or 26.1% to $8.5 million for the year ended June 30, 2001 from $6.7 million for the year ended June 30, 2000. Salaries and employee benefits increased by $1.3 million, of which $861,000 is attributable to a one-time, non-recurring pre-tax charge related to a contractual payment made to the Company's former President and Chief Executive Officer. Other general and administrative expenses increased by $220,000 reflecting increases in professional fees of $213,000. Occupancy and equipment expense increased by $155,000 attributable to a full year's worth of operating expenses associated with the Arlington branch location opened in May 2000. Data processing expenses increased by $49,000 due to increased computer service bureau costs. Annual operating expenses are expected to increase in future periods due to the increased cost of operating as a publicly held stock institution.

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

      Cash and cash equivalents was $31.3 million at June 30, 2000 compared to $18.7 million at June 30, 1999. Cash and cash equivalents increased at June 30, 2000 due to an increase of $5.5 million in federal funds sold to $17.2 million at June 30, 2000 from $11.7 million at June 30, 1999. The increase in federal funds sold was caused by an increase in the liquidity needed for a large deposit relationship with a law firm which maintains short-term deposits in real estate conveyancing accounts and has significant fluctuations in its deposit account balances, particularly at month-end. In addition, cash and cash equivalents increased at June 30, 2000 due an increase in deposits resulting from a certificate of deposit promotion and the opening of a new branch office in Arlington, Massachusetts. The increase also reflects the Company's decision to increase liquidity and shorter-term investments in a period of generally rising interest rates.

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

      Interest Income. Total interest and dividend income increased by $2.4 million or 17.7% to $16.2 million for the year ended June 30, 2000 from $13.7 million for the year ended June 30, 1999. The increase in interest income was primarily the result of a higher level of loans and securities, partially offset by a decrease in other earning assets. The average balance of net loans for the year ended June 30, 2000 was $173.3 million compared to $144.7 million for the year ended June 30, 1999. The average yield on net loans was 7.90% for the year ended June 30, 2000 compared to 7.86% for the year ended June 30, 1999. The average balance of securities for the year ended June 30, 2000 was $31.2 million compared to $25.1 million for the year ended June 30, 1999. The average yield on securities was 5.84% for the year ended June 30, 2000 compared to 5.53% for the year ended June 30, 1999. The average balance of other earning assets for the year ended June 30, 2000 was $11.8 million compared to $20.3 million for the year ended June 30, 1999. The average yield on other earning assets was 5.55% for the year ended June 30, 2000 compared to 4.83% for the year ended June 30, 1999.

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

      Net Interest Income. Net interest income for the year ended June 30, 2000 was $8.7 million as compared to $7.5 million for the year ended June 30, 1999. The $1.2 million or 16.0% increase is attributed to the $2.4 million increase in interest and dividend income partially offset by the $1.2 million increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets increased 25 basis points to 7.48% for the year ended June 30, 2000 from 7.23% for the year ended June 30, 1999, while the average cost on interest-bearing liabilities increased by eight basis points to 4.05% for the year ended June 30, 2000 from 3.97% for the year ended June 30, 1999. As a result, the interest rate spread increased to 17 basis points to 3.43% for the year ended June 30, 2000 from 3.26% for the year ended June 30, 1999. The interest rate spread increased due to a higher volume of loans and securities during a period of generally rising interest rates.

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

      Other Income. Other income was $945,000 for the year ended June 30, 2000 compared to $1.1 million for the year ended June 30, 1999. The $191,000 or 16.8% decrease was primarily the result of a decrease in the gain on the sale of mortgage loans of $97,000, a decrease in the gain on the sale of securities of $114,000, a decrease in miscellaneous income of $23,000, and a decrease in the Co-operative Central Bank Share Insurance Fund special dividend of $16,000, partially offset by an increase in customer service fees of $67,000.

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

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at June 30, 2001 was 81.5%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

      A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At June 30, 2001, the Company had borrowings of $44.6 million from the FHLB.

      At June 30, 2001, the Company had $5.0 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $78.0 million at June 30, 2001. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 2001, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and the Bank's regulatory capital at June 30, 2001 see
"Regulation-Federal Banking Regulations-Capital Requirements."

Impact of Inflation and Changing Prices

      The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Impact of New Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. This Statement was adopted July 1, 2000 and impacted the Banks' accounting for written covered call options. As written covered call options do not qualify for hedge accounting, the changes in fair value of the option is reflected in net income whereas, the changes in fair value of marketable equity securities subject to option will continue to be included in stockholders' equity as other comprehensive income or loss. The cumulative effect of this change in accounting principle during the year ended June 30, 2001 was an increase in net income of $3,000, net of tax effects.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations and goodwill and intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired intangible assets, as defined, be amortized over their useful lives. This Standard would be effective for the Company no later than July 1, 2002. Management does not anticipate that the adoption of these Statements will have a material impact on the consolidated financial statements.

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

      Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby affecting net interest income ("NII"), the primary component of the Company's earnings. During the year ended June 30, 2001, the Company began using working with a consulting group to perform its interest rate risk simulation analysis. ALCO utilizes the results of a simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling one-year horizon, it also utilizes additional tools to monitor potential longer-term risk.

      The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to board and ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. The Company uses various other assumptions in its sensitivity analysis. For securities, in the event of a call provision, if the interest rate is lower than the contractual rate, reinvestment is assumed at the lower rate. For residential mortgage loans, the Company uses the PSA method to generate different prepayment assumptions. Commercial loans and commercial real estate loans do not include any amortization or prepayment amounts. For money market accounts, NOW accounts, and regular savings deposits, not all deposits within these categories are assumed to increase by the full extent of the interest rate shift based upon management's judgment as to deposit elasticity. The following reflects the Company's NII sensitivity analysis as of June 30, 2001.


                                    Estimated NII Sensitivity
                                    -------------------------
              Rate Change           Year One         Year Two
              -----------           --------         --------

              +200 basis points      4.75%           13.65%
              -200 basis points     (6.24%)          (8.28%)


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Mystic Financial, Inc. and Subsidiary are included in pages F-1 through F-38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 6 through 10, and page 21 of the Company's Proxy Statement for the 2001 Annual Meeting of
Stockholders (the "Proxy Statement") is incorporated herein by reference:
"Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " - Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Listed below are all financial statements and exhibits filed as part of this report:

          (1) The consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001, together with the related notes and the independent auditors' report of Wolf & Company, P.C. independent certified public accountants.
          (2)  Schedules omitted as they are not applicable.
          (3)  Exhibits


Exhibit No.     Description
-----------     -----------

3.1             Certificate of Incorporation of Mystic Financial, Inc.*

3.2             Bylaws of Mystic Financial, Inc.*

4.3             Specimen of Stock Certificate of Mystic Financial, Inc.*

10.1            Employee Stock Ownership Plan and Trust Agreement of Mystic Financial, Inc.*

10.2            Employment Agreement between Medford Co-operative Bank and Ralph W. Dunham. *

10.3            Employment Agreement between Medford Co-operative Bank and John O'Donnell. *

10.4            Employment Agreement between Medford Co-operative Bank and Thomas G. Burke. *

10.5            Employment Agreement between Medford Co-operative Bank and Robert Kaminer **

10.6            Severance Pay Plan of Medford Co-operative Bank **

10.7            Mystic Financial, Inc. Retirement Plan for Non-employee Directors ***

21.1            Subsidiaries of the Registrant. *

23.1            Consent of Wolf & Company, P.C.

99.1            Proxy Statement for the 2001 Annual Meeting of Stockholders of Mystic Financial, Inc.
                (filed with the Securities and Exchange Commission on September 26, 2001).

--------------------
*     Incorporated herein by reference to Registration Statement
      No. 333-34447 on Form S-1 of Mystic Financial, Inc. filed with the Securities and Exchange Commission on August 27, 1997, as amended.
** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on November 14, 2000.
*** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on February 21, 2001.
(b) The Company filed a Form 8-K on April 16, 2001, which included a press release announcing the retirement of Robert H. Surabian as the President and Chief Executive Officer of the Company and the Bank.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on September 19, 2001.

                                     Mystic Financial, Inc.


                                     By: /s/ Ralph W. Dunham
                                         --------------------------------
                                         Ralph W. Dunham
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

        Name                             Title                      Date
        ----                             -----                      ----

/s/ Ralph W. Dunham            Director, President, Chief    September 19, 2001
----------------------------   Executive Officer, and
Ralph W. Dunham                Treasurer (Principal
                               executive officer)

/s/ Deborah A. McNeill         Principal financial and       September 19, 2001
----------------------------   accounting officer
Deborah A. McNeill

/s/ Julie Bernardin            Director                      September 19, 2001
----------------------------
Julie Bernardin


/s/ Frederick N. Dello Russo   Director                      September 19, 2001
----------------------------
Frederick N. Dello Russo

/s/ John A. Hackett            Director                      September 19, 2001
----------------------------
John A. Hackett

/s/ Richard M. Kazanjian       Director                      September 19, 2001
----------------------------
Richard M. Kazanjian

/s/ John W. Maloney            Director                      September 19, 2001
----------------------------
John W. Maloney

/s/ John J. McGlynn            Director, Chairman of the     September 19, 2001
----------------------------   Board
John J. McGlynn

/s/ Lorraine P. Silva          Director                      September 19, 2001
----------------------------
Lorraine P. Silva

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of June 30, 2001 and 2000                F-3

Consolidated Statements of Income for each of the years
      in the three-year period ended June 30, 2001                      F-4

Consolidated Statements of Changes in Stockholders'
      Equity for each of the years in the three-year period
      ended June 30, 2001                                               F-5

Consolidated Statements of Cash Flows for
      each of the years in the three-year period ended
      June 30, 2001                                                     F-6

Notes to Consolidated Financial Statements                              F-8

                    [Letterhead of Wolf & Company, P.C.]

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mystic Financial, Inc.

We have audited the consolidated balance sheets of Mystic Financial, Inc. and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mystic Financial, Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
July 20, 2001

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                                             June 30,
                                                     ----------------------
                                                       2001          2000
                                                       ----          ----
                                                     (Dollars In Thousands)

Cash and due from banks                              $ 10,459      $ 10,842
Federal funds sold                                     18,992        17,181
Short-term investments                                 16,678         3,308
                                                     ----------------------
      Total cash and cash equivalents                  46,129        31,331

Securities available for sale, at fair value           28,820        32,452
Federal Home Loan Bank stock, at cost                   2,532         2,438
Loans, net of allowance for loan losses of $1,784
 and $1,531, respectively                             215,035       189,200
Mortgage loans held for sale                              274           543
Banking premises and equipment, net                     2,493         2,805
Real estate held for investment, net                    1,649         1,673
Accrued interest receivable                             1,410         1,324
Due from Co-operative Central Bank                        929           929
Other assets                                            1,131         1,193
                                                     ----------------------
                                                     $300,402      $263,888
                                                     ======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $224,750      $194,135
Federal Home Loan Bank borrowings                      44,618        38,750
Mortgagors' escrow accounts                               756           672
Accrued interest payable                                  558           481
Accrued expenses and other liabilities                    705           661
                                                     ----------------------
      Total liabilities                               271,387       234,699
                                                     ----------------------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                           -             -
  Common stock, $.01 par value, 5,000,000
   shares authorized; 2,716,125 and 2,711,125
   shares issued, respectively                             27            27
  Additional paid-in capital                           25,643        25,601
  Retained earnings                                    15,956        15,295
  Treasury stock, at cost - 820,041 shares and
   702,427 shares, respectively                       (10,055)       (8,424)
  Accumulated other comprehensive income (loss)           118           (55)
  Unearned ESOP shares                                 (1,967)       (2,324)
  Unearned RRP shares                                    (707)         (931)
                                                     ----------------------
      Total stockholders' equity                       29,015        29,189
                                                     ----------------------
                                                     $300,402      $263,888
                                                     ======================

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years Ended June 30,
                                                          ---------------------------------
                                                            2001         2000         1999
                                                            ----         ----         ----
                                                    (Dollars In Thousands, Except Per Share Data)

Interest and dividend income:
  Interest and fees on loans                              $16,597      $13,699      $11,377
  Interest and dividends on securities                      1,785        1,822        1,388
  Other interest                                            1,040          656          980
                                                          ---------------------------------
      Total interest and dividend income                   19,422       16,177       13,745
                                                          ---------------------------------

Interest expense:
  Deposits                                                  7,196        5,519        5,117
  Federal Home Loan Bank borrowings                         2,771        1,927        1,104
                                                          ---------------------------------
      Total interest expense                                9,967        7,446        6,221
                                                          ---------------------------------
Net interest income                                         9,455        8,731        7,524
Provision for loan losses                                     275          200          145
                                                          ---------------------------------
Net interest income, after provision for loan losses        9,180        8,531        7,379
                                                          ---------------------------------

Other income:
  Customer service fees                                       809          684          617
  Gain on sale of securities available for sale, net          174          128          242
  Co-operative Central Bank Share Insurance Fund
   special dividend                                            35           35           51
  Miscellaneous                                               178           98          226
                                                          ---------------------------------
      Total other income                                    1,196          945        1,136
                                                          ---------------------------------

Operating expenses:
  Salaries and employee benefits                            5,437        4,106        3,452
  Occupancy and equipment expenses                            907          752          594
  Data processing expenses                                    345          296          329
  Other general and administrative expenses                 1,781        1,561        1,667
                                                          ---------------------------------
      Total operating expenses                              8,470        6,715        6,042
                                                          ---------------------------------
Income before income taxes                                  1,906        2,761        2,473
Provision for income taxes                                    721        1,072          971
                                                          ---------------------------------
Net income                                                $ 1,185      $ 1,689      $ 1,502
                                                          =================================

Earnings per share - basic                                $  0.68      $  0.83      $  0.63
                                                          =================================

Weighted average shares outstanding - basic             1,731,874    2,024,201    2,375,440
                                                        ===================================

Earnings per share - diluted                              $  0.67      $  0.83      $  0.63
                                                          =================================

Weighted average shares outstanding - diluted           1,767,902    2,024,201    2,375,440
                                                        ===================================

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended June 30, 2001, 2000 and 1999

                                                                              Accumulated
                                           Additional                            Other       Unearned    Unearned      Total
                                  Common    Paid-In    Retained   Treasury   Comprehensive     ESOP        RRP      Stockholders'
                                  Stock     Capital    Earnings    Stock     Income (Loss)    Shares      Shares       Equity
                                  ------   ----------  --------   --------   -------------   --------    --------   --------------
                                                                      (Dollars In Thousands)

Balance at June 30, 1998           $27      $25,710    $13,173    $    (21)     $   432     $ (3,194)     $    -      $ 36,127
                                                                                                                      --------
Comprehensive income:
  Net income                         -            -      1,502           -            -            -           -         1,502
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                   -            -          -           -          (38)           -           -           (38)
                                                                                                                      --------
      Total comprehensive income                                                                                         1,464
                                                                                                                      --------
Cash dividends paid ($0.21 per
 share)                              -            -       (547)          -            -            -           -          (547)
Purchase of treasury stock
 (264,127 shares)                    -            -          -      (3,464)           -            -           -        (3,464)
Decrease in unearned ESOP
 shares                              -          (22)         -           -            -          494           -           472
                                   -------------------------------------------------------------------------------------------
Balance at June 30, 1999            27       25,688     14,128      (3,485)         394       (2,700)          -        34,052
                                                                                                                      --------
Comprehensive income:
  Net income                         -            -      1,689           -            -            -           -         1,689
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                   -            -          -           -         (449)           -           -          (449)
                                                                                                                      --------
      Total comprehensive income                                                                                         1,240
                                                                                                                      --------
Cash dividends paid ($0.26
 per share)                          -            -       (522)          -            -            -           -          (522)
Purchase of treasury stock
 (436,180 shares)                    -            -          -      (4,939)           -            -           -        (4,939)
Decrease in unearned ESOP shares     -          (87)         -           -            -          376           -           289
Purchase of RRP shares               -            -          -           -            -            -      (1,295)       (1,295)
Decrease in unearned RRP shares      -            -          -           -            -            -         364           364
                                   -------------------------------------------------------------------------------------------
Balance at June 30, 2000            27       25,601     15,295      (8,424)         (55)      (2,324)       (931)       29,189
                                                                                                                      --------
Comprehensive income:
  Net income                         -            -      1,185           -            -            -           -         1,185
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                   -            -          -           -          173            -           -           173
                                                                                                                      --------
      Total comprehensive income                                                                                         1,358
                                                                                                                      --------
Cash dividends paid ($0.31
 per share)                          -            -       (524)          -            -            -           -          (524)
Purchase of treasury stock
 (117,614 shares)                    -            -          -      (1,631)           -            -           -        (1,631)
Stock options exercised
 (5,000 shares)                      -           60          -           -            -            -           -            60
Decrease in unearned ESOP shares     -          (18)         -           -            -          357           -           339
Decrease in unearned RRP shares      -            -          -           -            -            -         224           224
                                   -------------------------------------------------------------------------------------------
Balance at June 30, 2001           $27      $25,643    $15,956    $(10,055)     $   118     $ (1,967)     $ (707)     $ 29,015
                                   ===========================================================================================

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended June 30,
                                                                       ----------------------------------
                                                                         2001         2000         1999
                                                                         ----         ----         ----
                                                                                 (In Thousands)

Cash flows from operating activities:
  Net income                                                           $  1,185     $  1,689     $  1,502
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                               275          200          145
    Net amortization (accretion) of securities                              (51)         (29)          39
    Gain on sales of loans                                                   (8)          (3)          (3)
    Amortization of unearned ESOP shares                                    339          289          472
    Amortization of unearned RRP stock                                      224          364            -
    Gain on sales of securities available for sale, net                    (174)        (128)        (242)
    Depreciation expense                                                    418          375          363
    Deferred income tax benefit                                             (75)         (82)         (63)
    Net change in:
      Loans held for sale                                                   269         (137)        (326)
      Accrued interest receivable                                           (86)         (59)        (166)
      Other assets                                                           58         (646)        (108)
      Accrued interest payable                                               77          147           46
      Accrued expenses and other liabilities                                 44          466         (446)
                                                                       ----------------------------------
        Net cash provided by operating activities                         2,495        2,446        1,213
                                                                       ----------------------------------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales                                                                20,388        9,888        1,071
    Maturities, prepayments and calls                                    14,769          331        7,505
    Purchases                                                           (31,048)     (11,432)     (25,453)
  Maturities, prepayments and calls of held to maturity securities            -        1,500       10,504
  Purchase of Federal Home Loan Bank stock                                  (94)      (1,358)         (83)
  Loans originated, net of payments received                            (30,413)     (36,386)     (16,572)
  Proceeds from sales of loans                                            4,311        1,678          334
  Purchases of banking premises and equipment                               (45)        (466)        (405)
  Additions to real estate held for investment                              (37)           -           (1)
                                                                       ----------------------------------
        Net cash used by investing activities                           (22,169)     (36,245)     (23,100)
                                                                       ----------------------------------

                                 (continued)

See accompanying notes to consolidated financial statements.



                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                              Years Ended June 30,
                                                                       ----------------------------------
                                                                         2001         2000         1999
                                                                         ----         ----         ----
                                                                                 (In Thousands)

Cash flows from financing activities:
  Net increase in deposits                                               30,615       33,268       16,101
  Proceeds from borrowings                                               17,900       35,200        3,600
  Repayment of borrowings                                               (12,032)     (15,428)      (1,127)
  Net increase in mortgagors' escrow accounts                                84          125           66
  Purchase of treasury stock                                             (1,631)      (4,939)      (3,464)
  Proceeds from exercise of stock options                                    60            -            -
  Purchase of RRP shares                                                      -       (1,295)           -
  Cash dividends paid                                                      (524)        (522)        (547)
                                                                       ----------------------------------
        Net cash provided by financing activities                        34,472       46,409       14,629
                                                                       ----------------------------------
Net change in cash and cash equivalents                                  14,798       12,610       (7,258)

Cash and cash equivalents at beginning of year                           31,331       18,721       25,979
                                                                       ----------------------------------

Cash and cash equivalents at end of year                               $ 46,129     $ 31,331     $ 18,721
                                                                       ==================================
Supplemental information:
  Interest paid                                                        $  9,890     $  7,299     $  6,175
  Income taxes paid                                                         969        1,215        1,232

See accompanying notes to consolidated financial statements.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended June 30, 2001, 2000 and 1999

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

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation reserve for deferred tax assets.

Cash equivalents

Cash equivalents include amounts due from banks, federal funds sold and short-term investments with original maturities of three months or less.

Short-term investments

Short-term investments are carried at cost, which approximates fair value, and consist of money market funds and interest-bearing deposits in the Bank Investment Fund-Liquidity Fund.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

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

The accrual of interest on loans is discontinued at the time the loan is over 90 days delinquent. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans (concluded)

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special metion. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin if imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

Mortgage loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock compensation plans

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See note 12.)

Earnings per common share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares, and are determined using the treasury stock method.

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income/loss.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income/loss (concluded)

The components of other comprehensive income/loss and related tax effects are as follows:

<CAPTION
                                                  Years Ended June 30,
                                             ----------------------------
                                              2001       2000        1999
                                              ----       ----        ----
                                                 (Dollars In Thousands)

Change in unrealized holding gains/losses
 on available-for-sale securities            $ 427      $(562)      $ 183
Reclassification adjustment for gains
 realized in income                           (174)      (128)       (242)
                                             ----------------------------
Change in net unrealized gains/losses          253       (690)        (59)
Tax effect                                     (80)       241          21
                                             ----------------------------
Net-of-tax amount                            $ 173      $(449)      $ (38)
                                             ============================

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

Change in accounting principle

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. This Statement was adopted July 1, 2000 and impacted the Bank's accounting for written covered call options. As written covered call options do not qualify for hedge accounting, the changes in fair value of the option is reflected in net income whereas, the changes in fair value of marketable equity securities subject to option will continue to be included in stockholders' equity as other comprehensive income or loss. The cumulative effect of this change in accounting principle during the year ended June 30, 2001 was an increase in net income of $3,000, net of tax effects.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Subsequent accounting changes

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations and goodwill and intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired intangible assets, as defined, be amortized over their useful lives. This Standard would be effective for the Company no later than July 1, 2002. Management does not anticipate that the adoption of these Statements will have a material impact on the consolidated financial statements.

2.    SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities with gross unrealized gains and losses is as follows:

                                                   June 30, 2001
                                 -------------------------------------------------
                                                Gross          Gross
                                 Amortized    Unrealized     Unrealized     Fair
                                   Cost         Gains          Losses       Value
                                 ---------    ----------     ----------     -----
                                                  (In Thousands)

U.S. Government and
 federal agency obligations       $ 9,498        $ 14          $  (7)      $ 9,505
Mortgage-backed securities         10,389           4           (104)       10,289
Other bonds and obligations         5,542          30            (83)        5,489
Marketable equity securities        3,222         604           (289)        3,537
                                  ------------------------------------------------
      Total                       $28,651        $652          $(483)      $28,820
                                  ================================================

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

SECURITIES (concluded)

                                                   June 30, 2000
                                 -------------------------------------------------
                                                Gross          Gross
                                 Amortized    Unrealized     Unrealized     Fair
                                   Cost         Gains          Losses       Value
                                 ---------    ----------     ----------     -----
                                                  (In Thousands)


U.S. Government and
 federal agency obligations       $18,821        $  -          $(484)      $18,337
Mortgage-backed securities          8,709           1            (42)        8,668
Other bonds and obligations         2,547           -           (154)        2,393
Marketable equity securities        2,459         755           (160)        3,054
                                  ------------------------------------------------
      Total                       $32,536        $756          $(840)      $32,452
                                  ================================================

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2001 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Amortized      Fair
                                   Cost         Value
                                 ---------      -----
                                      (In Thousands)

Within 1 year                     $ 1,000      $   997
Over 1 year to 5 years             12,579       12,616
Over 5 years                        1,461        1,381
                                  --------------------
                                   15,040       14,994

Mortgage-backed securities         10,389       10,289
                                  --------------------
      Total                       $25,429      $25,283
                                  ====================

During the years ended June 30, 2001, 2000 and 1999, proceeds from sales of securities available for sale amounted to $20,388,000, $9,888,000 and $1,071,000, respectively. Gross realized gains for 2001, 2000 and 1999 amounted to $637,000, $420,000 and $275,000, respectively, and gross realized losses were $463,000, $292,000 and $33,000, respectively.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

3.    LOANS

A summary of the balances of loans follows:

                                                June 30,
                                         ----------------------
                                           2001          2000
                                           ----          ----
                                             (In Thousands)

Mortgage loans on real estate:
  Fixed residential                      $ 71,729      $ 67,243
  Adjustable residential                   66,434        60,619
  Commercial                               50,483        41,294
  Construction                              9,282         5,686
  Home equity lines of credit               3,880         3,470
                                         ----------------------
                                          201,808       178,312

Other loans:
  Commercial                                6,792         6,411
  Commercial lines of credit                6,722         4,470
  Personal                                  1,532         1,526
                                         ----------------------
                                           15,046        12,407
                                         ----------------------
      Total loans                         216,854       190,719
  Net deferred loan costs (fees)              (35)           12
  Allowance for loan losses                (1,784)       (1,531)
                                         ----------------------
      Loans, net                         $215,035      $189,200
                                         ======================

An analysis of the allowance for loan losses follows

                                       Years Ended June 30,
                                   ----------------------------
                                    2001       2000       1999
                                    ----       ----       ----
                                          (In Thousands)

Balance at beginning of year       $1,531     $1,348     $1,236
Provision for loan losses             275        200        145
Recoveries                              5          6          3
Charge-offs                           (27)       (23)       (36)
                                   ----------------------------

Balance at end of year             $1,784     $1,531     $1,348
                                   ============================

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

LOANS (concluded)

At June 30, 2001, the recorded investment in impaired loans amounted to $15,000, none of which related to loans with a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans. There were no impaired loans at June 30, 2000. The average investment in impaired loans for the years ended June 30, 2001, 2000, and 1999 amounted to $19,000, $36,000 and $191,000, respectively, and interest income recognized on a cash basis on impaired loans amounted to $0, $5,000 and $23,000, respectively. Non-accrual loans amounted to $15,000 and $2,000 at June 30, 2001 and 2000, respectively.

On a fee basis, the Bank services loans it has originated and sold to others. At June 30, 2001 and 2000, such loans amounted to $23,749,000 and $23,465,000, respectively. All loans serviced for others were sold without recourse provisions.

4.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment is as follows:

                                               June 30,
                                        --------------------
                                          2001         2000
                                          ----         ----
                                            (In Thousands)

Banking premises:
  Land                                  $   242      $   242
  Buildings and improvements              2,447        2,447
Equipment                                 2,541        2,496
                                        --------------------
                                          5,230        5,185
Less accumulated depreciation            (2,737)      (2,380)
                                        --------------------
                                        $ 2,493      $ 2,805
                                        ====================

Depreciation expense for the years ended June 30, 2001, 2000 and 1999 amounted to $357,000, $318,000 and $307,000, respectively.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

5.    REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment represents property adjacent to the Bank's main office which is primarily leased as commercial retail and office space. The Bank occupies a portion of the building for its own activities. A summary of the cost and accumulated depreciation is as follows:

                                            June 30,
                                       ------------------
                                        2001        2000
                                         (In Thousands)

Land                                   $   34      $   34
Building                                2,266       2,229
                                       ------------------
                                        2,300       2,263
Less accumulated depreciation            (651)       (590)
                                       ------------------
                                       $1,649      $1,673
                                       ==================

Depreciation expense for the years ended June 30, 2001, 2000 and 1999 amounted to $61,000, $57,000 and $56,000, respectively.

The following is a schedule of minimum future rental income on noncancelable leases:

Year Ending
  June 30,           Amount
-----------          ------
                 (In Thousands)

    2002             $ 86
    2003               48
    2004               40
    2005               28
    2006                6
                     ----

                     $208
                     ====

The provisions of the lease agreements provide that the tenants are responsible for utilities and certain repairs. Certain of the leases also contain provisions that the tenants are responsible for a percentage of real estate taxes and certain other costs.

Rental income for the years ended June 30, 2001, 2000 and 1999 amounted to $124,000, $134,000 and $141,000, respectively.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

6.    DEPOSITS

A summary of deposit balances by type is as follows:

                                                    June 30,
                                             ----------------------
                                               2001          2000
                                               ----          ----
                                                  (In Thousands)

NOW accounts                                 $ 38,544      $ 33,927
Demand deposits                                18,889        16,346
Regular and other deposits                     44,302        42,413
Money market deposits                          18,591         8,370
                                             ----------------------
      Total non-certificate accounts          120,326       101,056
                                             ----------------------

Term certificates less than $100,000           69,040        68,686
Term certificates of $100,000 or more          35,384        24,393
                                             ----------------------
      Total certificate accounts              104,424        93,079
                                             ----------------------

      Total deposits                         $224,750      $194,135
                                             ======================

A summary of certificate accounts, by maturity, is as follows:

                                  June 30, 2001        June 30, 2000
                                -----------------    -----------------
                                         Weighted             Weighted
                                          Average              Average
                                Amount     Rate      Amount     Rate
                                ------   --------    ------   --------
                                       (Dollars In Thousands)

Within 1 year                  $ 77,955    5.42%    $75,758     5.61%
Over 1 year to 3 years           23,234    5.84      16,960     5.81
Over 3 years to 5 years           3,235    6.09         361     5.62
                               --------             -------

                               $104,424    5.53%    $93,079     5.65%
                               ========             =======

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

7.    FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings consist of the following at June 30, 2001 and 2000:

                                                        Weighted Average
                                      Amount             Interest Rate
                                -------------------     ----------------
         Maturity                2001        2000       2001      2000
         --------                ----        ----       ----      ----
                                  (In Thousands)

Year ending June 30, 2001       $     -     $ 3,000        -%     6.16%
Year ending June 30, 2002         2,950       2,950     6.31      6.31
Year ending June 30, 2003         4,000       4,000     6.07      6.07
Year ending June 30, 2004         5,600       3,600     5.80      5.30
Year ending June 30, 2005        12,400      10,500     6.83      6.84
Year ending June 30, 2006           600         600     6.05      6.05
Thereafter                       18,200      13,200     5.14      5.77
Amortizing advance, due on
 August 14, 2006, requiring
 monthly payments of $7,793
 including interest                 868         900     6.97      6.97
                                -------------------

                                $44,618     $38,750     5.90%     6.15%
                                ===================

The following is a summary of maturities of borrowings at June 30, 2001:

Year Ending
 June 30,           Amount
-----------         ------
                (In Thousands)

2002               $ 2,980
2003                 4,035
2004                 5,638
2005                12,441
2006                   644
Thereafter          18,880
                   -------
                   $44,618
                   =======

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

FEDERAL HOME LOAN BANK BORROWINGS (concluded)

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

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

                              Years Ended June 30,
                           --------------------------
                           2001      2000       1999
                           ----      ----       ----
                                 (In Thousands)

Current tax provision:
  Federal                  $635     $  870     $  776
  State                     161        284        258
                           --------------------------
      Total current         796      1,154      1,034
                           --------------------------

Deferred tax benefit:
  Federal                   (55)       (61)       (45)
  State                     (20)       (21)       (18)
                           --------------------------
      Total deferred        (75)       (82)       (63)
                           --------------------------

      Total provision      $721     $1,072     $  971
                           ==========================

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                Years Ended June 30,
                                              -------------------------
                                              2001      2000      1999
                                              ----      ----      ----

Statutory rate                                34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit      4.9       6.3       6.4
  Other, net                                  (1.1)     (1.5)     (1.1)
                                              ------------------------

Effective tax rates                           37.8%     38.8%     39.3%
                                              ========================

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

INCOME TAXES (continued)

The components of the net deferred tax asset included in other assets are as follows:

                                  June 30,
                               --------------
                               2001      2000
                               ----      ----
                               (In Thousands)

Deferred tax asset:
  Federal                      $ 622     $552
  State                          215      206
                               --------------
                                 837      758
Valuation reserve on asset       (24)     (24)
                               --------------
                                 813      734
                               --------------

Deferred tax liability:
  Federal                       (112)     (54)
  State                          (45)     (19)
                               --------------
                                (157)     (73)
                               --------------

Net deferred tax asset         $ 656     $661
                               ==============

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                 June 30,
                                                              --------------
                                                              2001     2000
                                                              ----     ----
                                                              (In Thousands)

Allowance for loan losses                                     $730     $621
Net unrealized gain/loss on securities available for sale      (51)      29
Other                                                            1       35
                                                              -------------
                                                               680      685
Valuation reserve                                              (24)     (24)
                                                              -------------

Net deferred tax asset                                        $656     $661
                                                              =============

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:

                                                 Years Ended June 30,
                                                ----------------------
                                                2001     2000     1999
                                                ----     ----     ----
                                                    (In Thousands)

Balance at beginning of year                    $661     $338     $254
Deferred tax benefit                              75       82       63
Deferred tax on net unrealized gain/loss on
 securities available for sale                   (80)     241       21
                                                ----------------------

Balance at end of year                          $656     $661     $338
                                                ======================

There was no change in the valuation reserve during the years ended June 30, 2001, 2000 and 1999.

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

COMMITMENTS AND CONTINGENCIES (continued)

Loan commitments (concluded)

The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

                                                         June 30,
                                                    ------------------
                                                     2001       2000
                                                     ----       ----
                                                      (In Thousands)

Commitments to grant mortgage loans                 $4,373     $ 5,074
Commitments to grant commercial loans                  615      10,983
Unadvanced funds on home equity lines of credit      4,284       3,107
Unadvanced funds on credit card loans                2,047       1,796
Unadvanced funds on commercial lines of credit       9,634       6,101
Unadvanced funds on construction loans               9,593       7,076
Standby letters of credit                              412         305

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit outstanding as of June 30, 2001 have expiration dates within ten years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

Employment agreements

The Company and the Bank have entered into employment agreements with certain executive officers. The agreements provide for base salaries, participation in employee benefit plans and, in the event of termination of employment, certain lump-sum severance payments and continuation of benefits. However, such employment may be terminated for cause, as defined in the agreements, without incurring any continuing obligations.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (concluded)

Effective April 9, 2001, the then President retired and received the benefits due him under his employment agreement, as amended. During the years ended June 30, 2001, 2000 and 1999, compensation expense under these agreements amounted to $861,000, $7,000 and $13,000, respectively.

Director's retirement plan

Effective November 8, 2000, the Company adopted a retirement plan for non-employee Directors of the Company. Under the Plan, eligible directors will receive a lump sum benefit equal to three times their annual compensation (as defined), upon retirement from the Board of Directors, death, disability or upon a change of control (as defined). The liability for the benefits is being accrued over the terms of active service for the Directors. Total expense under this Plan amounted to $117,000 for the year ended June 30, 2001.

Severance pay plan

Effective November 8, 2000, the Bank established a severance pay plan which entitles eligible employees to receive a lump sum benefit equal to one month's salary in the event of a change of control (as defined).

Lease commitments

Pursuant to the terms of the noncancelable lease agreements in effect at June 30, 2001, the future minimum rent commitments for leased premises are as follows:

Year Ending
 June 30,           Amount
-----------         ------
                (In Thousands)

2002                $  260
2003                   260
2004                   260
2005                   203
2006                   121
Thereafter             272
                    ------

      Total         $1,376
                    ======

The leases contain certain options to extend for two to four five-year periods and contain provisions for reimbursement of real estate taxes and certain other costs. The costs of such rentals and reimbursements are not included above. Rent expense for the years ended June 30, 2001, 2000 and 1999 amounted to $260,000, $191,000 and $91,000, respectively.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

COMMITMENTS AND CONTINGENCIES (concluded)

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

STOCKHOLDERS' EQUITY (concluded)

Minimum regulatory capital requirements (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the tables.

                                                                                            Minimum
                                                                                          To Be Well
                                                                      Minimum          Capitalized Under
                                                                      Capital          Prompt Corrective
                                                Actual              Requirement        Action Provisions
                                           -----------------     -----------------     -----------------
                                           Amount      Ratio     Amount      Ratio     Amount      Ratio
                                           ------      -----     ------      -----     ------      -----
                                                              (Dollars In Thousands)

June 30, 2001:
Total Capital to Risk Weighted Assets
  Consolidated                             $30,799     17.5%     $14,106     8.0%          N/A      N/A
  Bank                                      29,401     16.7       14,069     8.0       $17,586     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                              28,897     16.4        7,053     4.0           N/A      N/A
  Bank                                      27,499     15.6        7,034     4.0        10,551      6.0
Tier I Capital to Average Assets
  Consolidated                              28,897     10.1       11,426     4.0           N/A      N/A
  Bank                                      27,499      9.7       11,365     4.0        14,206      5.0

June 30,2000:
Total Capital to Risk Weighted Assets
  Consolidated                             $30,775     20.2%     $12,174     8.0%          N/A      N/A
  Bank                                      27,737     18.3       12,121     8.0       $15,151     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                              29,244     19.2        6,087     4.0           N/A      N/A
  Bank                                      26,206     17.3        6,060     4.0         9,090      6.0
Tier I Capital to Average Assets
  Consolidated                              29,244     11.4       10,309     4.0           N/A      N/A
  Bank                                      26,206     10.8        9,719     4.0        12,149      5.0

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

11.    RELATED PARTY TRANSACTIONS

At June 30, 2001 and 2000, total loans to directors and officers of the Bank greater than $60,000 on an individual basis amounted to $2,434,000 and $2,675,000, respectively. During the years ended June 30, 2001 and 2000, total principal additions were $264,000and $957,000, respectively, and total principal payments were $505,000 and $351,000, respectively.

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

Total pension expense for the years ended June 30, 2001, 2000 and 1999 amounted to $137,000, $110,000 and $115,000, respectively.

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

Total expense under the Section 401(k) plan for the years ended June 30, 2001, 2000 and 1999 amounted to $69,000, $54,000 and $63,000, respectively.

Employee stock ownership plan

Effective January 8, 1998, the Company established and the Bank adopted an ESOP, for the benefit of eligible employees who have attained age 21 and have completed one year of service.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

EMPLOYEE BENEFIT PLANS (continued)

Employee stock ownership plan (concluded)

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

Shares held by the ESOP include the following:

                                                       June 30,
                                             --------------------------
                                                 2001            2000
                                                 ----            ----

Allocated                                        59,211          46,579
Committed to be allocated                        11,418          12,520
Unallocated                                     146,261         157,791
                                             --------------------------

      Total                                     216,890         216,890
                                             ==========================

Fair value of unallocated ESOP shares        $2,293,000      $1,903,000
                                             ==========================

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.

Total expense applicable to the ESOP amounted to $338,000, $289,000 and $279,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

EMPLOYEE BENEFIT PLANS (continued)

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

The Company applies APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                         Years Ended June 30,
                                               ----------------------------------------
                                                  2001           2000           1999
                                                  ----           ----           ----
                                                (In Thousands, except per share data)

Net income                     As reported     $1,185,000     $1,689,000     $1,502,000
                               Pro forma        1,118,000      1,616,000      1,466,000

Basic earnings per share       As reported           0.68           0.83           0.63
                               Pro forma             0.65           0.80           0.62

Diluted earnings per share     As reported           0.67           0.83           0.63
                               Pro forma             0.63           0.80           0.62

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants during the year ended June 30, 1999 were dividend yield of 2.0%, expected life of 7 years, expected volatility of 14%, and a risk-free interest rate of 5.2%.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

EMPLOYEE BENEFIT PLANS (continued)

Stock option plan (concluded)

A summary of the status of the Company's stock option plan is as follows:

                                                                Year Ended June 30,
                                       ----------------------------------------------------------------------
                                               2001                     2000                     1999
                                       --------------------     --------------------     --------------------
                                                   Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                                   Exercise                 Exercise                 Exercise
                                       Shares       Price       Shares       Price       Shares       Price
                                       ------      --------     ------      --------     ------      --------

Fixed Options:
  Outstanding at beginning of year     226,364      $12.06      226,364      $12.06            -      $    -
  Granted                                    -           -            -           -      226,364       12.06
  Exercised                              5,000       12.06            -           -            -           -
  Forfeited                             36,673       12.06            -           -            -           -
                                       -------                  -------                  -------
Outstanding at end of year             184,691      $12.06      226,364      $12.06      226,364      $12.06
                                       =======                  =======                  =======

Options exercisable at year-end         48,873      $12.06       45,273      $12.06            -      $    -


The weighted-average fair values of options granted during the year ended June 30, 1999 was $2.67.

Information pertaining to options outstanding at June 30, 2001 is as follows:

                       Options Outstanding                  Options Exercisable
             ----------------------------------------     ------------------------
                              Weighted
                               Average       Weighted                     Weighted
                              Remaining      Average                      Average
Exercise       Number        Contractual     Exercise       Number        Exercise
 Price       Outstanding        Life          Price       Exercisable      Price
--------     -----------     -----------     --------     -----------     --------

 $12.06        184,691          7.75          $12.06        48,873         $12.06

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

EMPLOYEE BENEFIT PLANS (concluded)

Recognition and retention plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. The RRP is authorized to acquire no more than 102,942 shares of Common stock in the open market. Shares generally vest at a rate of up to 20% per year with the first vesting period ending December 31, 1999. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards. During the years ended June 30, 2001 and 1999, awards were granted with respect to 4,500 and 96,342 shares, respectively. No shares were granted for the year ended June 30, 2000. Shares forfeited amounted to 14,670 for the year ended June 30, 2001. As of June 30, 2001, 38,536 vested shares had been distributed to eligible participants. Compensation expense amounted to $254,000, $290,000 and $94,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Compensation expense is based on the fair value of the common stock on the grant date.

Benefit restoration plan

In June 1998, the Company adopted the Benefit Restoration Plan ("BRP") in order to provide the then President with the benefits that would be due to him under the defined benefit pension plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Effective April 9, 2001, the then President retired and received the benefits under the BRP. Total expense related to the BRP amounted to $48,000, $53,000 and $61,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

13.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. At June 30, 2001, $10,544,000 of the Company's equity in the Bank was restricted and funds available for loans and advances amounted to $1,133,000.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

      Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and are not material.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                           June 30,
                                        -----------------------------------------------
                                                2001                      2000
                                        ---------------------     ---------------------
                                        Carrying      Fair        Carrying      Fair
                                         Amount       Value        Amount       Value
                                        --------      -----       --------      -----
                                                        (In Thousands)

Financial assets;
  Cash and cash equivalents             $ 46,129     $ 46,129     $ 31,331     $ 31,331
  Securities available for sale           28,820       28,820       32,452       32,452
  Federal Home Loan Bank stock             2,532        2,532        2,438        2,438
  Loans, net                             215,035      216,398      189,200      185,429
  Mortgage loans held for sale               274          274          543          543
  Accrued interest receivable              1,410        1,410        1,324        1,324

Financial liabilities:
  Deposits                               224,750      227,014      194,135      195,628
  Federal Home Loan Bank borrowings       44,618       44,165       38,750       37,477
  Accrued interest payable                   558          558          481          481

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

15.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Mystic Financial, Inc., is as follows:

                               BALANCE SHEETS
                               --------------

                                                            June 30,
                                                     ----------------------
                                                       2001          2000
                                                       ----          ----
                                                         (In Thousands)

Assets
------

Cash and due from banks                              $    149      $    226
Federal funds sold                                         45            29
Short-term investments                                    990         2,500
                                                     ----------------------
      Total cash and cash equivalents                   1,184         2,755

Investment in common stock of Bank                     27,599        26,320
Other assets                                              232           122
                                                     ----------------------

      Total assets                                   $ 29,015      $ 29,197
                                                     ======================

Liabilities and Stockholder's Equity
------------------------------------

Accrued expenses                                     $      -      $      8
                                                     ----------------------

Stockholder's equity:
  Preferred stock                                           -             -
  Common Stock                                             27            27
  Additional paid-in capital                           25,643        25,601
  Retained earnings                                    15,956        15,295
  Treasury stock, at cost                             (10,055)       (8,424)
  Accumulated other comprehensive income (loss)           118           (55)
  Unearned ESOP shares                                 (1,967)       (2,324)
  Unearned RRP shares                                    (707)         (931)
                                                     ----------------------
      Total stockholders' equity                       29,015        29,189
                                                     ----------------------

      Total liabilities and stockholders' equity     $ 29,015      $ 29,197
                                                     ======================

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

        CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                            STATEMENTS OF INCOME
                            --------------------

                                                  Years Ended June 30,
                                             ------------------------------
                                              2001        2000        1999
                                              ----        ----        ----
                                                     (In Thousands)

Income:
  Interest on investments                    $  101      $  302      $  516
  Interest on ESOP loan                         201         270         188
  Loss on sale of securities                      -        (188)          -
  Miscellaneous income                            7           9          10
                                             ------------------------------
      Total income                              309         393         714

Operating expenses                              324         130         307
                                             ------------------------------

Income (loss) before income taxes and
 equity in undistributed income of Bank         (15)        263         407
Income tax (benefit) provision                   (6)        105         163
                                             ------------------------------
                                                 (9)        158         244
Equity in undistributed income of Bank        1,194       1,531       1,258
                                             ------------------------------

      Net income                             $1,185      $1,689      $1,502
                                             ==============================

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                          STATEMENTS OF CASH FLOWS
                          ------------------------

                                                                Years Ended June 30,
                                                           -------------------------------
                                                            2001        2000        1999
                                                            ----        ----        ----
                                                                   (In Thousands)

Cash flows from operating activities:
  Net income                                               $ 1,185     $ 1,689     $ 1,502
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in undistributed income of Bank                  (1,194)     (1,531)     (1,258)
    (Accretion) amortization of investments                      -         (17)         12
    Loss on sale of securities available for sale                -         188           -
    Amortization of unearned ESOP shares                       339         289         472
    Amortization of unearned RRP shares                        224         364           -
    Other, net                                                 (30)      1,227        (456)
                                                           -------------------------------
      Net cash provided by operating activities                524       2,209         272
                                                           -------------------------------

Cash flows from investing activities:
  Purchases of securities available for sale                     -           -      (5,307)
  Proceeds from sales of securities available for sale           -       6,140       7,505
                                                           -------------------------------
      Net cash provided by investing activities                  -       6,140       2,198
                                                           -------------------------------

Cash flows from financing activities:
  Purchase of treasury stock                                (1,631)     (4,939)     (3,464)
  Proceeds from exercise of stock options                       60           -           -
  Purchase of RRP shares                                         -      (1,295)          -
  Cash dividends paid                                         (524)       (522)       (547)
                                                           -------------------------------
      Net cash used by financing activities                 (2,095)     (6,756)     (4,011)
                                                           -------------------------------

Net change in cash and cash equivalents                     (1,571)      1,593      (1,541)

Cash and cash equivalents at beginning of year               2,755       1,162       2,703
                                                           -------------------------------

Cash and cash equivalents at end of year                   $ 1,184     $ 2,755     $ 1,162
                                                           ===============================

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. QUARTERLY DATA (UNAUDITED)

                                                                    Years Ended June 30,
                                         ------------------------------------------------------------------------------------
                                                           2001                                        2000
                                         ----------------------------------------    ----------------------------------------
                                         Fourth      Third     Second      First     Fourth      Third     Second      First
                                         Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                         -------    -------    -------    -------    -------    -------    -------    -------
                                                                (In Thousands, Except Per Share Data)

Interest and dividend income             $ 4,922    $ 4,905    $ 4,873    $ 4,722    $ 4,445    $ 4,070    $ 3,938    $ 3,724
Interest expense                          (2,579)    (2,543)    (2,497)    (2,348)    (2,130)    (1,937)    (1,776)    (1,603)
                                         ------------------------------------------------------------------------------------

Net interest income                        2,343      2,362      2,376      2,374      2,315      2,133      2,162      2,121
Provision for loan losses                   (100)       (75)       (50)       (50)       (50)       (35)       (75)       (40)
                                         ------------------------------------------------------------------------------------

Net interest income, after provision
 for loan losses                           2,243      2,287      2,326      2,324      2,265      2,098      2,087      2,081
Other income                                 219        325        361        291        232        226        271        216
Operating expenses (1)                    (2,758)    (1,906)    (2,001)    (1,805)    (1,807)    (1,709)    (1,706)    (1,493)
                                         ------------------------------------------------------------------------------------

Income (loss) before income taxes           (296)       706        686        810        690        615        652        804

Benefit (provision) for income taxes         123       (264)      (266)      (314)      (271)      (229)      (255)      (317)
                                         ------------------------------------------------------------------------------------

Net income (loss)                        $  (173)   $   442    $   420    $   496    $   419    $   386    $   397    $   487
                                         ====================================================================================

Basic earnings (loss) per share          $ (0.10)   $  0.26    $  0.24    $  0.28    $  0.23    $  0.20    $  0.19    $  0.22
                                         ====================================================================================
Diluted earnings (loss) per share        $ (0.10)   $  0.25    $  0.24    $  0.28    $  0.23    $  0.20    $  0.19    $  0.22
                                         ====================================================================================

--------------------
<F1>  During the fourth quarter 2001, operating expenses increased primarily due to a one-time, non-recurring pre-tax charge of $861,000 relating to a contractual payment made to the Company's former President and Chief Executive Officer (See Note 9).