Form 10-Q
period 2001-09-30
MYSTIC FINANCIAL INC
filed 2001-11-13
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2001

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

                            YES  [X]      NO  [ ]

As of November 13, 2001, 1,678,316 shares of the registrant's common stock were outstanding.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I   FINANCIAL INFORMATION                                         Page
         ---------------------                                         ----

Item 1   Financial Statements:

         Consolidated Balance Sheets - September 30, 2001
          and June 30, 2001                                              3

         Consolidated Statements of Income - Three Months Ended
          September 30, 2001 and 2000                                    4

         Consolidated Statements of Changes in Stockholders' Equity -
          Three Months Ended September 30, 2001 and 2000                 5

         Consolidated Statements of Cash Flows - Three Months
          Ended September 30, 2001 and 2000                              6

         Notes to Unaudited Consolidated Financial Statements -
          September 30, 2001                                             7

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10

Item 3   Quantitative and Qualitative Disclosures About
          Market Risk                                                  20

PART II  OTHER INFORMATION
         -----------------

Item 4   Submission of Matters to a Vote of Security Holders           20

Item 6   Exhibits and Reports on Form 8-K                              20

         SIGNATURES                                                    21
         ----------

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                  September 30,    June 30,
                                                      2001           2001
                                                  -------------    --------
                                                         (Unaudited)

Assets
  Cash and due from banks                           $ 11,781       $ 10,459
  Federal funds sold                                  10,213         18,992
  Short-term investments                              15,229         16,678
                                                    -----------------------

      Total cash and cash equivalents                 37,223         46,129

  Securities available for sale, at fair value        40,826         28,820
  Federal Home Loan Bank stock, at cost                2,532          2,532
  Loans, net of allowance for loan losses of
   $1,857 and $1,784, respectively                   218,004        215,035
  Mortgage loans held for sale                           262            274
  Bank premises and equipment, net                     2,472          2,493
  Real estate held for investment, net                 1,633          1,649
  Accrued interest receivable                          1,534          1,410
  Due from Co-operative Central Bank                     929            929
  Other assets                                           827          1,131
                                                    -----------------------
                                                    $306,242       $300,402
                                                    =======================

Liabilities and Stockholders' Equity
  Deposits                                          $230,803       $224,750
  Federal Home Loan Bank borrowings                   44,610         44,618
  Mortgagors' escrow accounts                            869            756
  Accrued expenses and other liabilities               3,168          1,263
                                                    -----------------------
      Total liabilities                              279,450        271,387
                                                    -----------------------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                          -              -
  Common stock, $.01 par value, 5,000,000
   shares authorized; 2,716,125 issued                    27             27
  Additional paid-in capital                          25,646         25,643
  Retained earnings                                   16,239         15,956
  Treasury stock, at cost, 1,004,909 and
   820,041 shares, respectively                      (12,929)       (10,055)
  Accumulated other comprehensive income                 343            118
  Unearned ESOP shares                                (1,878)        (1,967)
  Unearned RRP stock                                    (656)          (707)
                                                    -----------------------
      Total stockholders' equity                      26,792         29,015
                                                    -----------------------
                                                    $306,242       $300,402
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


                                                       Three Months Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                     2001             2000
                                                 -------------    -------------
                                                           (Unaudited)

Interest and dividend income:
  Interest and fees on loans                        $4,285           $3,984
  Interest and dividends on securities                 491              596
  Other interest                                       216              142
                                                    -----------------------
      Total interest and dividend income             4,992            4,722
                                                    -----------------------

Interest expense:
  Deposits                                           1,952            1,709
  Federal Home Loan Bank borrowings                    672              639
                                                    -----------------------
      Total interest expense                         2,624            2,348
                                                    -----------------------
Net interest income                                  2,368            2,374
Provision for loan losses                               75               50
                                                    -----------------------
Net interest income, after provision for
 loan losses                                         2,293            2,324
                                                    -----------------------

Other income:
  Customer service fees                                208              197
  Gain on sale of securities available
   for sale, net                                         -               57
  Miscellaneous                                         46               37
                                                    -----------------------
      Total other income                               254              291
                                                    -----------------------

Operating expenses:
  Salaries and employee benefits                     1,095            1,098
  Occupancy and equipment expenses                     233              226
  Data processing expenses                              81               79
  Other general and administrative expenses            452              402
                                                    -----------------------
      Total operating expenses                       1,861            1,805
                                                    -----------------------

Income before income taxes                             686              810
Provision for income taxes                             270              314
                                                    -----------------------
Net income                                          $  416           $  496
                                                    =======================

Earnings per share-basic                            $ 0.26           $ 0.28
                                                    =======================

Weighted average shares outstanding - basic          1,587            1,769
                                                    =======================

Earnings per share-diluted                          $ 0.25           $ 0.28
                                                    =======================

Weighted average shares outstanding - diluted        1,635            1,778
                                                    =======================


See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
               Three Months Ended September 30, 2001 and 2000
                               (In Thousands)
                                 (Unaudited)


                                                                              Accumulated
                                         Additional                              Other       Unearned   Unearned       Total
                                Common    Paid-In     Retained   Treasury    Comprehensive     ESOP       RRP      Stockholders'
                                Stock     Capital     Earnings    Stock          Income       Shares     Stock         Equity
                                ------   ----------   --------   --------    -------------   --------   --------   -------------

Balance at June 30, 2001          $27     $25,643     $15,956    $(10,055)       $118        $(1,967)    $(707)       $29,015
                                                                                                                      -------
Comprehensive income:
  Net income                        -           -         416           -           -              -         -            416
  Change in net unrealized
   gain on securities
   available for sale, net
   of tax effects                                                                 225                                     225
                                                                                                                      -------
      Total comprehensive income                                                                                          641
                                                                                                                      -------
Dividend paid ($0.08 per share)     -           -        (133)          -           -              -         -           (133)
Purchase of Treasury Stock          -           -           -      (2,874)          -              -         -         (2,874)
Decrease in unearned ESOP shares    -           3           -           -           -             89         -             92
Decrease in unearned RRP stock      -           -           -           -           -              -        51             51
                                  -------------------------------------------------------------------------------------------
Balance at September 30, 2001     $27     $25,646     $16,239    $(12,929)       $343        $(1,878)    $(656)       $26,792
                                  ===========================================================================================

Balance at June 30, 2000          $27     $25,601     $15,295    $ (8,424)       $(55)       $(2,324)    $(931)       $29,189
                                                                                                                      -------
Comprehensive income:
  Net income                        -           -         496           -           -              -         -            496
  Change in net unrealized
   gain on securities
   available for sale, net
   of tax effects                   -           -           -           -         172              -         -            172
                                                                                                                      -------
      Total comprehensive income    -           -           -           -           -              -         -            668
                                                                                                                      -------
Dividend paid ($0.07 per share)     -           -        (121)          -           -              -         -           (121)
Stock options exercised ($5,000
 shares)                                       60           -           -           -              -         -             60
Decrease in unearned ESOP shares    -         (12)          -                       -             93         -             81
Purchase of Treasury stock          -           -           -        (687)          -              -         -           (687)
Decrease in unearned RRP stock      -           -           -           -           -              -        61             61
t                                  -------------------------------------------------------------------------------------------
Balance at September 30, 2000     $27     $25,649     $15,670    $ (9,111)       $117        $(2,231)    $(870)       $29,251
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


                                                          Three Months Ended
                                                    ------------------------------
                                                    September 30,    September 30,
                                                        2001             2000
                                                    -------------    -------------
                                                              (Unaudited)

Cash flows from operating activities:
  Net income                                          $    416         $    496
Adjustments to reconcile net income to net
 cash provided by operating activities
  Provision for loan losses                                 75               50
  Net amortization accretion of securities                  14              (48)
  Gain on sales of securities available for sale             -              (57)
  Amortization of unearned ESOP shares                      92               81
  Amortization of unearned RRP stock                        51               61
  Depreciation expense                                     104              105
  Net change in mortgage loans held for sale                12              258
  Increase in accrued interest receivable                 (124)            (152)
  Decrease in other assets                                 132               31
  Increase (decrease) in accrued expenses
   and other liabilities                                   (95)              29
                                                      -------------------------
      Net cash provided by operating activities            677              854
                                                      -------------------------
Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                                    -            4,312
    Maturities, prepayment and calls                     2,647              260
    Purchases                                          (12,270)          (7,077)
  Loans originated, net of payments received            (3,044)         (12,028)
  Purchases of banking premises and equipment              (67)              (5)
                                                      -------------------------
      Net cash used by investing activities            (12,734)         (14,538)
                                                      -------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                    6,053           (4,383)
  Proceeds from borrowings                                   -            9,900
  Repayment of borrowings                                   (8)          (3,008)
  Net increase in mortgagors' escrow accounts              113               85
  Proceeds from exercise of stock options                    -               60
  Dividends paid                                          (133)            (121)
  Purchase of treasury stock                            (2,874)            (687)
                                                      -------------------------
      Net cash provided by financing activities          3,151            1,846
                                                      -------------------------
Net change in cash and cash equivalents                 (8,906)         (11,838)
Cash and cash equivalents at beginning of period        46,129           31,331
                                                      -------------------------
Cash and cash equivalents at end of period            $ 37,223         $ 19,493
                                                      =========================
Supplemental cash flow information:
  Interest paid                                       $  2,631         $  2,317
  Income taxes paid                                          5              256
  Due to broker                                          2,000                -


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2001

1) Basis of Presentation and Consolidation
The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2) Commitments and Contingencies
At September 30, 2001, the Bank had outstanding commitments to originate loans amounting to approximately $11.1 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $7.3 and $8.3 million, respectively.

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

4) Book Value Per Share
Book value per share was $16.80 as of September 30, 2001 and $16.81 as of September 30, 2000. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,594,587 and 1,740,349 shares of common stock outstanding as of September 30, 2001 and 2000, respectively, for purposes of calculating the Company's book value per share.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2001

5) Stock Repurchases
On August 2, 2001, the Company completed a repurchase program acquiring 184,868 shares of its common stock at a cost of approximately $2.9 million. On October 24, 2001, the Company announced another repurchase program to acquire 85,560 shares of its common stock or 5% of its 1,711,216 outstanding shares of common stock.

6) Securities
The following table sets forth the Company's securities at the dates indicated.


                                   September 30, 2001         June 30, 2001
                                  --------------------    --------------------
                                  Amortized     Fair      Amortized     Fair
                                     Cost       Value        Cost       Value
                                  ---------     -----     ---------     -----
                                                 (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations              $18,445     $18,721     $ 9,498     $ 9,505
  Mortgage-backed securities         9,893      10,069      10,389      10,289
  Other bonds & obligations          8,701       8,755       5,542       5,489
  Marketable equity securities       3,222       3,281       3,222       3,537
                                   -------------------------------------------
      Total                        $40,261     $40,826     $28,651     $28,820
                                   ===========================================


7) Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                  September 30, 2001         June 30, 2001
                                  -------------------    --------------------
                                   Amount     Percent     Amount      Percent
                                   ------     -------     ------      -------
                                             (Dollars in Thousands)

Residential mortgage loans        $140,902      64.6%    $138,163      64.2%
Commercial real estate loans        51,887      23.8%      50,483      23.5%
Commercial loans                    14,259       6.5%      13,514       6.3%
Consumer loans                       1,565       0.7%       1,532       0.7%
Home equity loans                    4,110       1.9%       3,880       1.8%
Construction loans                  14,517       6.7%      18,875       8.8%
                                  -----------------------------------------
      Total loans                  227,240     104.2%     226,447     105.3%

Less:
Deferred loan origination fees          63       0.0%          35       0.0%
Unadvanced principal                 7,316       3.4%       9,593       4.5%
Allowance for loan losses            1,857       0.8%       1,784       0.8%
                                  -----------------------------------------
      Loans, net                  $218,004     100.0%    $215,035     100.0%
                                  =========================================


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2001

8) Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                       Three Months Ended    Three Months Ended
                                                       September 30, 2001    September 30, 2000
                                                       ------------------    ------------------
                                                                (Dollars in Thousands)

  Average loans, net                                        $218,843              $196,535
                                                            ==============================
  Period-end net loans                                      $218,004              $201,178
                                                            ==============================

  Allowance for loan losses at beginning of period          $  1,784              $  1,531
  Provision for loan losses                                       75                    50
  Plus recoveries                                                  -                     1
  Loans charged-off                                               (2)                    -
                                                            ------------------------------
  Allowance for loan losses at end of period                $  1,857              $  1,582
                                                            ==============================

  Non-performing loans                                      $      0              $      2
                                                            ==============================
Ratios:
  Allowance for loan losses to period-end net loans             0.85%                 0.79%
  Net charge-offs to average loans, net                         0.00%                 0.00%


9) Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                      September 30, 2001        June 30, 2001
                                      -------------------    -------------------
                                       Amount     Percent     Amount     Percent
                                       ------     -------     ------     -------
                                                (Dollars in Thousands)

Deposits:
Savings deposits                      $ 45,098      19.5%    $ 44,302      19.7%
NOW accounts                            39,639      17.2%      38,544      17.1%
Money market deposits                   18,853       8.2%      18,591       8.3%
Demand deposits                         19,477       8.4%      18,889       8.4%
Certificates of deposit                107,736      46.7%     104,424      46.5%
                                      -----------------------------------------
      Total deposits                  $230,803     100.0%    $224,750     100.0%
                                      =========================================
Borrowed funds:
Advances from Federal Home
 Loan Bank of Boston:
  Maturities less than one year       $  2,950       6.6%    $  2,950       6.6%
  Maturities greater than one year      41,660      93.4%      41,668      93.4%
                                      -----------------------------------------
      Total borrowed funds            $ 44,610     100.0%    $ 44,618     100.0%
                                      =========================================


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

Item 2 - Management's Discussion and Analysis of Financial Condition
The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at September 30, 2001 to June 30, 2001, and the results of operations for the three months ended September 30, 2001, compared to the same period in 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
               THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                          Three Months Ending September 30, 2001    Three Months Ending September 30, 2000
                                          --------------------------------------    --------------------------------------
                                            Average       Interest        Yield/      Average       Interest        Yield/
                                            Balance    Income/Expense      Rate       Balance    Income/Expense      Rate
                                            -------    --------------     ------      -------    --------------     ------
                                                                       (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                            $218,843       $4,285         7.83%     $196,535         $3,984         8.11%
Securities                                    37,797          491         5.20%       36,943            596         6.45%
Other earning assets                          23,660          216         3.65%        8,898            142         6.38%
                                            ---------------------                   -----------------------
      Total interest-earning assets          280,300        4,992         7.12%      242,376          4,722         7.79%
                                                           ------                                    ------
Cash and due from banks                        7,242                                   5,187
Other assets                                   6,867                                   6,831
                                            --------                                --------
      Total assets                          $294,409                                $254,394
                                            ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                  $ 44,104          240         2.18%     $ 42,230            234         2.22%
NOW accounts                                  33,392           95         1.14%       27,969            120         1.72%
Money market deposits                         19,643          155         3.16%        7,850             46         2.34%
Certificates of deposit                      105,994        1,462         5.52%       90,631          1,309         5.78%
                                            ---------------------                   -----------------------
      Total interest-bearing deposits        203,133        1,952         3.84%      168,680          1,709         4.05%
FHLB borrowings                               44,616          672         6.02%       40,158            639         6.36%
                                            ---------------------                   -----------------------
      Total interest-bearing liabilities     247,749        2,624         4.24%      208,838          2,348         4.50%
                                                           ------                                    ------
Demand deposit accounts                       17,636                                  14,686
Other liabilities                              1,515                                   1,611
                                            --------                                --------
      Total liabilities                      266,900                                 225,135
Stockholders' equity                          27,509                                  29,259
                                            --------                                --------
Total liabilities and stockholders'
 equity                                     $294,409                                $254,394
                                            ========                                ========
Net interest income                                        $2,368                                    $2,374
                                                           ======                                    ======
Interest rate spread                                                      2.88%                                     3.29%
Net interest margin                                                       3.38%                                     3.92%
Interest earning assets/interest-
 bearing liabilities                                                      1.13x                                     1.16x


                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

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


                                 Three Months Ended September 30,
                                           2001 vs 2000
                                        Increase (decrease)
                                 --------------------------------
                                          Due To
                                     ---------------
                                     Rate     Volume    Total
                                     ----     ------    -----
                                          (In thousands)

Interest and dividend income:
Loans, net                           (151)      452      301
Investments                          (119)       14     (105)
Other earning assets                 (161)      235       74
                                     -----------------------
      Total                          (431)      701      270
                                     -----------------------
Interest expense:
Deposits                             (106)      349      243
Borrowed funds                        (56)       89       33
                                     -----------------------
      Total                          (162)      438      276
                                     -----------------------
Change in net interest income        (269)      263       (6)
                                     =======================


Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2001 and June 30, 2001 The Company's total assets amounted to $306.2 million at September 30, 2001 compared to $300.4 million at June 30, 2001, an increase of $5.8 million or 1.9%. The increase in total assets is principally due to an increase in investment securities and continued loan growth.

Cash and cash equivalents decreased to $37.2 million at September 30, 2001 from $46.1 million at June 30, 2001, a decrease of $8.9 million or 19.3%. Cash and cash equivalents decreased to fund the Company's increase in investment securities. Securities increased to $40.8 million at September 30, 2001 from $28.8 million at June 30, 2001, an increase of $12.0 million or 41.7%.

Net loans increased by $3.0 million or 1.4% to $218.0 million or 71.2% of total assets at September 30, 2001 as compared to $215.0 million or 71.6% of total assets at June 30, 2001 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

Total deposits increased by $6.0 million to $230.8 million at September 30, 2001 from $224.8 million at June 30, 2001 reflecting increases in all deposit categories. Of this increase, certificates of deposit increased by $3.3 million to $107.7 million at September 30, 2001 from $104.4 million at June 30, 2001.

Total borrowings decreased by $8,000 to $44.6 million at September 30, 2001 from $44.6 million at June 30, 2001. The Company has secured longer-term borrowed funds with original maturities ranging up to 15 years in order to improve its interest rate risk and fund longer term assets including fixed-rate residential mortgage loans held for portfolio and mortgage-backed securities held for investment.

Stockholders' equity decreased by $2.2 million to $26.8 million at September 30, 2001 from $29.0 million at June 30, 2001 as a result of the repurchase of 184,868 shares of common stock held in treasury at a cost of $2.9 million and dividends paid of $133,000, offset by an increase in the net unrealized gain on securities available for sale of $225,000, net income of $416,000, a reduction in unearned RRP stock of $51,000, and a reduction in unearned ESOP shares of $92,000.

Comparison of the Operating Results for the Three Months Ended September 30, 2001 and 2000
Net Income. Net income was $416,000 for the three months ended September 30, 2001, compared to $496,000 for the three months ended September 30, 2000. Return on average assets was .57% for the three months ended September 30, 2001, compared to .78% for the three months ended September 30, 2000. Return on average equity was 6.05% for the three months ended September 30, 2001, compared to 6.78% for the three months ended September 30, 2000.

The decrease in income before income taxes for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was attributable to an increase in total interest and dividend income of $270,000, offset by an increase in total interest expense of $276,000, a decrease in other income of $37,000, an increase of $25,000 in provision for loans losses and an increase in operating expenses of $56,000.

Interest and Dividend Income. Total interest and dividend income increased by $270,000 or 5.7% to $5.0 million for the three months ended September 30, 2001 from $4.7 million for the three months ended September 30, 2000. The increase in interest income was a result of a higher level of loans and securities resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates. The average balance of net loans for the three months ended September 30, 2001 was $218.8 million compared to $196.5 million for the three months ended September 30, 2000. The average yield on net loans was 7.83% for the three months ended September 30, 2001 compared to 8.11% for the three months ended September 30, 2000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

The average balance of securities for the three months ended September 30, 2001 was $37.8 million compared to $36.9 million for the three months ended September 30, 2000. The average yield on securities was 5.20% for the three months ended September 30, 2001 compared to 6.45% for the three months ended September 30, 2000. The average balance of other earning assets for the three months ended September 30, 2001 was $23.7 million compared to $8.9 million for the three months ended September 30, 2000. The average yield on other earning assets was 3.65% for the three months ended September 30, 2001 compared to 6.38% for the three months ended September 30, 2000. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with several decreases in short-term interest rates made by the Federal Reserve Bank.

Interest Expense. Total interest expense increased by $276,000 or 11.8% to $2.6 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000. The increase in interest expense resulted from an increase in the overall deposit balances. Average interest-bearing deposits increased by $34.5 million or 20.4% to $203.1 million for the three months ended September 30, 2001. Average borrowings increased by $4.4 million to $44.6 million for the three months ended September 30, 2001 from $40.2 million for the three months ended September 30, 2000. The average rate on interest-bearing deposits decreased 21 basis points to 3.84% for the three months ended September 30, 2001 from 4.05% for the three months ended September 30, 2000, while the average rate on borrowed funds decreased 34 basis points to 6.02% from 6.36% during the same period.

Net Interest Income. Net interest income for the three months ended September 30, 2001 was $2.4 million as compared to $2.4 million for the three months ended September 30, 2000. The $6,000 decrease can be attributed to a combination of the $270,000 increase in interest and dividend income, offset by the $276,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 67 basis points to 7.12% for the three months ended September 30, 2001 from 7.79% for the three months ended September 30, 2000, while the average cost on interest-bearing liabilities decreased by 26 basis points to 4.24% for the three months ended September 30, 2001 from 4.50% for the three months ended September 30, 2000. As a result, the interest rate spread decreased to 2.88% for the three months ended September 30, 2001 from 3.29% for the three months ended September 30, 2000.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2001 was $75,000, compared to $50,000 for the three months ended September 30, 2000. This increase reflects the growth in net loans and continued emphasis on small business lending. At September 30, 2001, the balance of the allowance for loan losses was $1.9 million or
 .85% of net loans. At September 30, 2000, the balance of the allowance for loan losses was $1.6 million or .79% of net loans.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

Other Income. Other income was $254,000 for the three months ended September 30, 2001 compared to $291,000 for the three months ended September 30, 2000. The $37,000 or 12.7% decrease was primarily the result of an increase in service fees on loans and deposit accounts of $11,000 and an decrease in the gain from sales of securities of $57,000.

Operating Expenses. Operating expenses increased by $56,000 or 3.1% to $1.9 million for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000. An increase in other general and administrative expenses of $50,000 was caused by higher professional fees, liability insurance costs, and additional operating costs from operating as a publicly held stock institution.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at September 30, 2001 was 86.7%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency Obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At September 30, 2001, the Company had outstanding borrowings of $44.6 million and an available line of credit of $3.5 million from the FHLB.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

At September 30, 2001, the Company had $11.1 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $85.2 million at September 30, 2001. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2001, the Company and the Bank exceeded all of their regulatory capital requirements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                             September 30, 2001

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders (the "Meeting") on October 24, 2001. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

1.    For the election of each of the nominees for director:

                 Nominee:            For       Withheld
                 --------            ---       --------

             Julie Bernardin      1,315,319     5,836
             Ralph W. Dunham      1,316,719     4,436
             John A. Hackett      1,315,319     5,836
             Lorraine P. Silva    1,315,319     5,836

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

2. For the ratification of the appointment of Wolf & Company, P.C. to act as independent auditors for the Company for the fiscal year ending June 30, 2002.

             For:         1,314,962
             Against          3,787
             Abstained        2,406

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Form of Employment Agreement between Mystic Financial, Inc. and Ralph W. Dunham

            10.2 Form of Employment Agreement between Medford Co-operative Bank and John M. O'Donnell

      (b)   Reports on Form 8-K

            None

                    Mystic Financial, Inc. and Subsidiary
                         Part II - Other Information
                                 Signatures
                             September 30, 2001


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MYSTIC FINANCIAL, INC.
                                       (Registrant)

Date:  November 8, 2001           By: /s/ Ralph W. Dunham
       ----------------               -------------------------------------
                                      Ralph W. Dunham
                                      President and Chief Executive Officer


Date:  November 8, 2001           By: /s/ John M. O'Donnell
       ----------------               -------------------------------------
                                      John M. O'Donnell
                                      Executive Vice President