Form 10-Q
period 2001-12-31
MYSTIC FINANCIAL INC
filed 2002-02-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 2001

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

                            YES  [X]      NO  [ ]

As of February 11, 2002, 1,625,656 shares of the registrant's common stock were outstanding.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I   FINANCIAL INFORMATION                                          Page

Item 1   Financial Statements (Unaudited):

         Consolidated Balance Sheets - December 31, 2001
         and June 30, 2001                                               3

         Consolidated Statements of Income - Three and Six Months
         Ended December 31, 2001 and 2000                                4

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended December 31, 2001 and 2000            5

         Consolidated Statements of Cash Flows - Six Months
         Ended December 31, 2001 and 2000                                6

         Notes to Unaudited Consolidated Financial Statements -
         December 31, 2001                                               7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Item 3   Quantitative and Qualitative Disclosures About
         Market Risk                                                    21

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                               22

         SIGNATURES                                                     23

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                      (In Thousands, Except Share Data)


                                                       December 31, 2001    June 30, 2001
                                                       -----------------    -------------
                                                                   (Unaudited)

Assets
  Cash and due from banks                                  $  14,524          $  10,459
  Federal funds sold                                           3,728             18,992
  Short-term investments                                       5,621             16,678
                                                            ---------------------------
      Total cash and cash equivalents                         23,873             46,129

  Securities available for sale, at fair value                53,865             28,820
  Federal Home Loan Bank stock, at cost                        2,532              2,532
  Loans, net of allowance for loan losses of
   $1,924 and $1,784, respectively                           223,148            215,035
  Mortgage loans held for sale, net                              299                274
  Bank premises and equipment, net                             2,437              2,493
  Real estate held for investment, net                         1,617              1,649
  Accrued interest receivable                                  1,560              1,410
  Due from Co-operative Central Bank                             929                929
  Other assets                                                   943              1,131
                                                            ---------------------------
      Total assets                                          $311,203           $300,402
                                                            ===========================

Liabilities and Stockholders' equity
  Deposits                                                  $234,852           $224,750
  Federal Home Loan Bank borrowings                           48,602             44,618
  Mortgagors' escrow accounts                                    852                756
  Accrued expenses and other liabilities                       1,107              1,263
                                                            ---------------------------
      Total liabilities                                      285,413            271,387
                                                            ---------------------------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued                                         -                  -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,716,125 issued                                   27                 27
  Additional paid-in capital                                  25,645             25,643
  Retained earnings                                           16,523             15,956
  Treasury stock, at cost - 1,090,469
   and 820,041 shares, respectively                          (14,203)           (10,055)
  Accumulated other comprehensive income                         193                118
  Unearned ESOP shares                                        (1,788)            (1,967)
  Unearned RRP stock                                            (607)              (707)
                                                            ---------------------------
      Total stockholders' equity                              25,790             29,015
                                                            ---------------------------
                                                            $311,203           $300,402
                                                            ===========================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                      (In Thousands, Except Share Data)


                                                             Three Months Ended               Six Months Ended
                                                        ----------------------------    ---------------------------
                                                        December 31,    December 31,    December 31,    December 31,
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
                                                                                (Unaudited)

Interest and dividend income:
  Interest and fees on loans                               $4,204          $4,155          $8,489          $8,139
  Interest and dividends on securities                        571             467           1,062           1,063
  Other interest                                              115             251             331             393
                                                           ------------------------------------------------------
      Total interest and dividend income                    4,890           4,873           9,882           9,595
                                                           ------------------------------------------------------

Interest expense:
  Deposits                                                  1,865           1,760           3,817           3,469
  Federal Home Loan Bank borrowings                           660             737           1,332           1,376
                                                           ------------------------------------------------------
      Total interest expense                                2,525           2,497           5,149           4,845
                                                           ------------------------------------------------------

Net interest income                                         2,365           2,376           4,733           4,750
Provision for loan losses                                      80              50             155             100
                                                           ------------------------------------------------------
Net interest income, after provision for loan losses        2,285           2,326           4,578           4,650
                                                           ------------------------------------------------------

Other income:
  Customer service fees                                       238             203             446             400
  Gain on sales of securities available for
   sale, net                                                   10             140              10             197
  Miscellaneous                                                48              18              94              55
                                                           ------------------------------------------------------
      Total other income                                      296             361             550             652
                                                           ------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                            1,146           1,174           2,241           2,272
  Occupancy and equipment expenses                            225             236             458             462
  Data processing expenses                                     83              86             164             165
  Other general and administrative expenses                   476             505             928             907
                                                           ------------------------------------------------------
      Total operating expenses                              1,930           2,001           3,791           3,806
                                                           ------------------------------------------------------

Income before income taxes                                    651             686           1,337           1,496
Provision for income taxes                                    255             266             525             580
                                                           ------------------------------------------------------
Net income                                                 $  396          $  420          $  812          $  916
                                                           ======================================================

Earnings per share - basic                                 $ 0.26          $ 0.24          $ 0.53          $ 0.52
                                                           ======================================================

Weighted average shares outstanding - basic                 1,497           1,733           1,542           1,751
                                                           ======================================================

Earnings per share - diluted                               $ 0.26          $ 0.24          $ 0.51          $ 0.52
                                                           ======================================================

Weighted average shares outstanding - diluted               1,534           1,760           1,584           1,769
                                                           ======================================================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                 Six Months Ended December 31, 2001 and 2000
                      (In Thousands, Except Share Data)
                                 (Unaudited)


                                                                                    Accumulated
                                                  Additional                           Other      Unearned  Unearned      Total
                                          Common   Paid-In    Retained  Treasury   Comprehensive    ESOP      RRP     Stockholders'
                                          Stock    Capital    Earnings    Stock    Income (Loss)   Shares    Stock       Equity
                                          ------  ----------  --------  --------   -------------  --------  --------  -------------

Balance at June 30, 2001                   $27     $25,643    $15,956   $(10,055)      $ 118      $(1,967)   $(707)      $29,015
                                                                                                                         -------
Comprehensive income:
  Net income                                 -           -        812          -           -            -        -           812
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                  -           -          -          -          75            -        -            75
                                                                                                                         -------
      Total comprehensive income             -           -          -          -           -            -        -           887
                                                                                                                         -------
Dividend paid ($0.16 per share)              -           -       (245)         -           -            -         -         (245)
Purchase of treasury stock                   -           -          -     (4,148)          -            -         -       (4,148)
Decrease in unearned ESOP shares             -           2          -          -           -          179         -          181
Decrease in unearned RRP stock               -           -          -          -           -            -       100          100
                                           -------------------------------------------------------------------------------------
Balance at December 31, 2001               $27     $25,645    $16,523   $(14,203)      $ 193      $(1,788)    $(607)     $25,790
                                           =====================================================================================

Balance at June 30, 2000                   $27     $25,601    $15,295   $ (8,424)      $ (55)     $(2,324)    $(931)     $29,189
                                                                                                                         -------

Comprehensive income:
  Net income                                 -           -        916          -           -            -         -          916
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                  -           -          -          -          86            -         -           86
                                                                                                                         -------
      Total comprehensive income             -           -          -          -           -            -         -        1,002
                                                                                                                         -------
Dividend paid ($0.15 per share)              -           -       (257)         -           -            -         -         (257)
Stock options exercised (5,000 shares)       -          60          -          -           -            -         -           60
Decrease in unearned ESOP stock              -         (20)         -          -           -          185         -          165
Purchase of treasury stock                   -           -          -     (1,071)          -            -         -       (1,071)
Decrease in unearned RRP stock               -           -          -          -           -            -       121          121
                                           -------------------------------------------------------------------------------------
Balance at December 31, 2000               $27     $25,641    $15,954   $ (9,495)      $  31      $(2,139)    $(810)     $29,209
                                           =====================================================================================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                                Six Months Ended
                                                                     December 31, 2001    December 31, 2000
                                                                     -----------------    -----------------
                                                                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                              $   812              $   916
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                                 155                  100
    Net amortization (accretion) of securities                                 44                  (45)
    Gain on sales of securities available for sale                            (10)                (197)
    Recognition of expired covered call options                                 -                   (4)
    Amortization of unearned ESOP shares                                      181                  165
    Amortization of unearned RRP stock                                        100                  121
    Depreciation expense                                                      194                  211
    Net change in mortgage loans held for sale                                (25)                 492
    Increase in accrued interest receivable                                  (150)                 (51)
    (Increase) decrease in other assets                                       123                 (100)
    (Decrease) increase in accrued expenses and other liabilities            (156)                 129
                                                                          ----------------------------

      Net cash provided by operating activities                             1,268                1,737
                                                                          ----------------------------

Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                                                   1,452               15,848
    Maturities, prepayments and calls                                       7,843                  489
    Purchases                                                             (34,234)              (7,813)
  Loans originated, net of payments received                               (8,268)             (16,825)
  Purchases of banking premises and equipment                                (106)                 (33)
                                                                          ----------------------------

      Net cash used by investing activities                               (33,313)              (8,334)
                                                                          ----------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                      10,102               (3,521)
  Proceeds from borrowings                                                  6,000                9,900
  Repayment of borrowings                                                  (2,016)              (3,016)
  Net increase in mortgagors' escrow accounts                                  96                  114
  Proceeds from exercise of stock options                                       -                   60
  Dividends paid                                                             (245)                (257)
  Purchase of treasury stock                                               (4,148)              (1,071)
                                                                          ----------------------------

      Net cash provided by financing activities                             9,789                2,209
                                                                          ----------------------------
Net change in cash and cash equivalents                                   (22,256)              (4,388)
Cash and cash equivalents at beginning of period                           46,129               31,331
                                                                          ----------------------------

Cash and cash equivalents at end of period                                $23,873              $26,943
                                                                          ============================

Supplemental cash flow information:
  Interest paid                                                           $ 5,149              $ 4,810

  Income taxes paid                                                           490                  736

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2001

1)  Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001, included in the 2001 Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

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

2)  Commitments and Contingencies

At December 31, 2001, the Bank had outstanding commitments to originate loans amounting to approximately $19.1 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $6.6 million and $17.6 million, respectively.

3)  Earnings Per Share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by Mystic's Employee Stock Ownership Plan (the "ESOP") and the Company's 1999 Recognition and Retention Plan (the "RRP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

4)  Book Value Per Share

Book value per share was $16.98 as of December 31, 2001 and $16.95 as of December 31, 2000. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,625,656 and 1,932,604 shares of common stock outstanding as of December 31, 2001 and 2000, respectively, for purposes of calculating the Company's book value per share.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2001

5)  Stock Repurchases

On October 24, 2001, the Company announced a repurchase program to acquire 85,560 shares of its common stock or 5% of its then 1,711,216 outstanding shares of common stock. The repurchase program was completed as of December 3, 2001 at a cost of approximately $1,274,000.

6)  Securities

The following table sets forth the Company's securities at the dates indicated.


                                    December 31, 2001        June 30, 2001
                                  --------------------    --------------------
                                  Amortized     Fair      Amortized     Fair
                                     Cost       Value        Cost       Value
                                  ---------     -----     ---------     -----
                                                 (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations              $27,273     $27,513     $ 9,498     $ 9,505
  Mortgage-backed securities        14,421      14,381      10,389      10,289
  Other bonds & obligations          8,693       8,700       5,542       5,489
  Marketable equity securities       3,169       3,271       3,222       3,537
                                   -------------------------------------------
      Total                        $53,556     $53,865     $28,651     $28,820
                                   ===========================================

7)  Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                     December 31, 2001        June 30, 2001
                                    -------------------    -------------------
                                     Amount     Percent     Amount     Percent
                                     ------     -------     ------     -------
                                              (Dollars in Thousands)

Residential mortgage loans          $145,023      65.0%    $138,163      64.2%
Commercial real estate loans          51,950      23.3%      50,483      23.5%
Commercial loans                      15,215       6.8%      13,514       6.3%
Consumer loans                         1,227       0.5%       1,532       0.7%
Home equity loans                      4,398       2.0%       3,880       1.8%
Construction loans                    13,947       6.2%      18,875       8.8%
                                    -----------------------------------------
      Total loans                    231,760     103.8%     226,447     105.3%

Less:
  Deferred loan origination fees          91       0.0%          35       0.0%
  Unadvanced principal                 6,597       3.0%       9,593       4.5%
  Allowance for loan losses            1,924       0.8%       1,784       0.8%
                                    -----------------------------------------
      Loans, net                    $223,148     100.0%    $215,035     100.0%
                                    =========================================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2001

8)  Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                       Six Months Ended     Six Months Ended
                                                       December 31, 2001    December 31, 2000
                                                       -----------------    -----------------
                                                               (Dollars in Thousands)

  Average loans, net                                       $220,145             $199,888
                                                           =============================
  Period-end net loans                                     $223,148             $205,925
                                                           =============================

  Allowance for loan losses at beginning of period         $  1,784             $  1,531
  Provision for loan losses                                     155                  100
  Plus recoveries                                                 1                    5
  Loans charged-off                                             (16)                  (4)
                                                           -----------------------------
  Allowance for loan losses at end of period               $  1,924             $  1,632
                                                           =============================

  Non-performing loans                                     $      3             $     17
                                                           =============================

Ratios:
  Allowance for loan losses to period-end net loans            0.86 %               0.79 %
  Net charge-offs to average loans, net                       (0.01)%              (0.00)%

9)  Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                      December 31, 2001        June 30, 2001
                                                     -------------------    -------------------
                                                      Amount     Percent     Amount     Percent
                                                      ------     -------     ------     -------
                                                               (Dollars in Thousands)

Deposits:
  Savings deposits                                   $ 47,742      20.3%    $ 44,302      19.7%
  NOW accounts                                         41,129      17.5%      38,544      17.1%
  Money market deposits                                19,251       8.2%      18,591       8.3%
  Demand deposits                                      18,520       7.9%      18,889       8.4%
  Certificates of deposit                             108,210      46.1%     104,424      46.5%
                                                     -----------------------------------------
      Total deposits                                 $234,852     100.0%    $224,750     100.0%
                                                     =========================================

Borrowed funds:
  Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                      $  8,650      17.8%    $  2,950       6.6%
  Maturities greater than one year                     39,952      82.2%      41,668      93.4%
                                                     -----------------------------------------
      Total borrowed funds                           $ 48,602     100.0%    $ 44,618     100.0%
                                                     =========================================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at December 31, 2001 to June 30, 2001, and the results of operations for the three and six months ended December 31, 2001, compared to the same period in 2000. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial conditions, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's and the Bank's operations and investments; depositor and borrower preferences; and unexpected increases in non-interest and other operational expenses. The Company and the Bank disclaim any obligation to publicly announce future events or developments which may affect the forward-looking statements contained herein.

General

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                    Three Months Ending December 31, 2001   Three Months Ending December 31, 2000
                                                    -------------------------------------   --------------------------------------
                                                    Average        Interest       Yield/    Average        Interest       Yield/
                                                    Balance     Income/Expense     Rate     Balance     Income/Expense     Rate
                                                    -------     --------------    ------    -------     --------------    ------
                                                                                (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                  $221,446        $4,204        7.59%     $203,263        $4,155        8.18%
  Securities                                          47,613           571        4.80%       30,100           467        6.21%
  Other earning assets                                16,954           115        2.71%       16,082           251        6.24%
                                                    --------        ------                  --------        ------
      Total interest-earning assets                  286,013         4,890        6.84%      249,445         4,873        7.81%
                                                                    ------                                  ------
  Cash and due from banks                              7,767                                   5,798
  Other assets                                         6,837                                   6,953
                                                    --------                                --------
      Total assets                                  $300,617                                $262,196
                                                    ========                                ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                        $ 45,953           243        2.12%     $ 42,589           247        2.32%
  NOW accounts                                        34,584            83        0.96%       28,154            70        0.99%
  Money market deposits                               19,677           109        2.22%        8,474           108        5.10%
  Certificates of deposit                            108,558         1,430        5.27%       90,403         1,335        5.91%
                                                    --------        ------                  --------        ------
      Total interest-bearing deposits                208,772         1,865        3.57%      169,620         1,760        4.15%
FHLB borrowings                                       44,393           660        5.95%       45,639           737        6.46%
                                                    --------        ------                  --------        ------
      Total interest-bearing liabilities             253,165         2,525        3.99%      215,259         2,497        4.64%
                                                                    ------                                  ------
Demand deposit accounts                               19,347                                  16,076
Other liabilities                                      1,571                                   1,643
                                                    --------                                --------
      Total liabilities                              274,083                                 232,978
Stockholders' equity                                  26,534                                  29,218
                                                    --------                                --------
      Total liabilities and stockholders' equity    $300,617                                $262,196
                                                    ========                                ========
Net interest income                                                 $2,365                                  $2,376
                                                                    ======                                  ======
Interest rate spread                                                              2.85%                                   3.17%
Net interest margin                                                               3.31%                                   3.81%
Interest-earning assets/interest-bearing liabilities                              1.13x                                   1.16x

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                 SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                     Six Months Ending December 31, 2001     Six Months Ending December 31, 2000
                                                    -------------------------------------   --------------------------------------
                                                    Average        Interest       Yield/    Average        Interest       Yield/
                                                    Balance     Income/Expense     Rate     Balance     Income/Expense     Rate
                                                    -------     --------------    ------    -------     --------------    ------
                                                                                (Dollars in Thousands)

INTEREST-EARNING ASSETS:
  Total loans, net                                  $220,145        $8,489        7.71%     $199,888        $8,139        8.14%
  Securities                                          42,705         1,062        4.98%       33,521         1,063        6.34%
  Other earning assets                                20,307           331        3.26%       12,490           393        6.29%
                                                    --------        ------                  --------        ------
      Total interest-earning assets                  283,157         9,882        6.98%      245,899         9,595        7.80%
                                                                    ------                                  ------
  Cash and due from banks                              7,504                                   5,492
  Other assets                                         6,852                                   6,892
                                                    --------                                --------
      Total assets                                  $297,513                                $258,283
                                                    ========                                ========

INTEREST-BEARING LIABILITIES:
  Regular and other deposits                        $ 45,028           483        2.15%     $ 42,409           482        2.27%
  NOW accounts                                        33,988           178        1.05%       28,062           227        1.62%
  Money market deposits                               19,660           264        2.69%        8,162           116        2.84%
  Certificates of deposit                            107,276         2,892        5.39%       90,517         2,644        5.84%
                                                    --------        ------                  --------        ------
      Total interest-bearing deposits                205,952         3,817        3.71%      169,150         3,469        4.10%
FHLB borrowings                                       44,504         1,332        5.99%       42,899         1,376        6.42%
                                                    --------        ------                  --------        ------
      Total interest-bearing liabilities             250,456         5,149        4.11%      212,049         4,845        4.57%
                                                                    ------                                  ------
Demand deposit accounts                               18,492                                  15,381
Other liabilities                                      1,511                                   1,616
                                                    --------                                --------
      Total liabilities                              270,459                                 229,046
Stockholders' equity                                  27,054                                  29,237
                                                    --------                                --------
      Total liabilities and stockholders' equity    $297,513                                $258,283
                                                    ========                                ========
Net interest income                                                 $4,733                                  $4,750
                                                                    ======                                  ======
Interest rate spread                                                              2.87%                                   3.23%
Net interest margin                                                               3.34%                                   3.86%
Interest-earning assets/interest-bearing liabilities                              1.13x                                   1.16x

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

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


                                 Three Months Ended December 31,
                                           2001 vs 2000
                                       Increase (decrease)
                                 -------------------------------
                                       Due To
                                 ------------------
                                  Rate       Volume       Total
                                  ----       ------       -----
                                         (In Thousands)

Interest and dividend income:
  Loans, net                     $(323)      $  372       $  49
  Securities                      (168)         272         104
  Other earning assets            (150)          14        (136)
                                 ------------------------------
      Total                       (641)         658          17
                                 ------------------------------

Interest expense:
  Deposits                        (301)         406         105
  Borrowed funds                   (57)         (20)        (77)
                                 ------------------------------
      Total                       (358)         386          28
                                 ------------------------------
Change in net interest income    $(283)      $  272       $ (11)
                                 ==============================


                                  Six Months Ended December 31,
                                           2001 vs 2000
                                       Increase (decrease)
                                 -------------------------------
                                       Due To
                                 ------------------
                                  Rate       Volume       Total
                                  ----       ------       -----
                                         (In Thousands)

Interest and dividend income:
  Loans, net                     $ (474)     $  824       $ 350
  Securities                       (292)        291          (1)
  Other earning assets             (308)        246         (62)
                                 ------------------------------
      Total                      (1,074)      1,361         287
                                 ------------------------------

Interest expense:
  Deposits                         (406)        754         348
  Borrowed funds                    (96)         52         (44)
                                 ------------------------------
      Total                        (502)        806         304
                                 ------------------------------
Change in net interest income    $ (572)     $  555       $ (17)
                                 ==============================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 2001 and at June 30, 2001

Total assets increased to $311.2 million at December 31, 2001 from $300.4 million at June 30, 2001, an increase of $10.8 million or 3.6%. The increase in total assets is principally due to an increase in investment securities and continued loan growth.

Cash and cash equivalents decreased to $23.9 million at December 31, 2001 from $46.1 million at June 30, 2001, a decrease of $22.3 million or 48.2%. This decrease in cash and cash equivalents was used to fund the Company's increase in investment securities. Securities available for sale increased to $53.9 million at December 31, 2001 from $28.8 million at June 30, 2001, an increase of $25.0 million or 86.9%.

Net loans increased by $8.1 million or 3.8% to $223.1 million or 71.7% of total assets at December 31, 2001 as compared to $215.0 million or 71.6% of total assets at June 30, 2001 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

Total deposits increased by $10.1 million or 4.5% to $234.9 million at December 31, 2001 from $224.8 million at June 30, 2001, reflecting increases in most deposit categories. Of these increases, certificates of deposit increased by $3.8 million or 3.6% to $108.2 million at December 31, 2001 from $104.4 million at June 30, 2001.

Total borrowings increased by $4.0 million to $48.6 million at December 31, 2001 from $44.6 million at June 30, 2001. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Company has secured longer-term borrowed funds in order to improve its interest rate risk and fund longer-term assets including fixed-rate residential mortgage loans held for portfolio. All borrowed funds were from the Federal Home Loan Bank of Boston (the "FHLB").

Stockholders' equity decreased by $3.2 million to $25.8 million at December 31, 2001 from $29.0 million at June 30, 2001 as a result of the repurchase of 270,428 shares of common stock held in treasury at a cost of $4.1 million and dividends paid of $245,000, offset by an increase in the net unrealized gain on securities available for sale of $75,000, net income of $812,000, a reduction in unearned ESOP shares of $181,000, and a reduction in unearned RRP stock of $100,000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

Comparison of the Operating Results for the Three and Six Months Ended December 31, 2001 and 2000

Net Income. Net income was $396,000 and $812,000 for the three and six months ended December 31, 2001, respectively, compared to $420,000 and $916,000 for the three and six months ended December 31, 2000, respectively. Return on average assets was .53% and .55% for the three and six months ended December 31, 2001, respectively, compared to .64% and .71% for the three and six months ended December 31, 2000, respectively. Return on average equity was 5.97% and 6.00% for the three and six months ended December 31, 2001, respectively, compared to 5.75% and 6.27% for the three and six months ended December 31, 2000, respectively.

The decrease in income before income taxes of $35,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 was attributable to a decrease in net interest income of $11,000, an increase in the provision for loan losses of $30,000, and a decrease in other income of $65,000, offset by a decrease in operating expenses of $71,000.

The decrease in income before income taxes of $159,000 for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 was attributable to a decrease in net interest income of $17,000, an increase in the provision for loan losses of $55,000, and a decrease in other income of $102,000, offset by a decrease in operating expenses of $15,000.

Interest and Dividend Income. Total interest and dividend income increased by $17,000 or 0.3% to $4,890,000 for the three months ended December 31, 2001 from $4,873,000 for the three months ended December 31, 2000. The increase in interest income was a result of an increase in the average balance of net loans and average balance of securities. The average balance of net loans for the three months ended December 31, 2001 was $221.4 million compared to $203.3 million for the three months ended December 31, 2000, an $18.2 million increase or 9.0%. The average yield on net loans was 7.59% for the three months ended December 31, 2001 compared to 8.18% for the three months ended December 31, 2000.

The average balance of securities for the three months ended December 31, 2001 was $47.6 million compared to $30.1 million for the three months ended December 31, 2000. The average yield on securities was 4.80% for the three months ended December 31, 2001 compared to 6.21% for the three months ended
December 31, 2000.   The average balance of other earning assets for the
three months ended December 31, 2001 was $17.0 million compared to $16.1 million for the three months ended December 31, 2000. The average yield on other earning assets was 2.71% for the three months ended December 31, 2001 compared to 6.24% for the three months ended December 31, 2000. The decrease in the average yield on securities and other earning assets reflects the general decrease in market interest rates since the prior period.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

Total interest and dividend income increased by $287,000 or 3.0% to $9.9 million for the six months ended December 31, 2001 from $9.6 million for the six months ended December 31, 2000. The increase in interest income was a result of an increase in the average balance of net loans and other earning assets. The average balance of net loans for the six months ended December 31, 2001 was $220.1 million compared to $199.9 million for the six months ended December 31, 2000. The average yield on net loans was 7.71% for the six months ended December 31, 2001 compared to 8.14% for the six months ended December 31, 2000.

The average balance of securities for the six months ended December 31, 2001 was $42.7 million compared to $33.5 million for the six months ended December 31, 2000. The average yield on securities was 4.98% for the six months ended December 31, 2001 compared to 6.34% for the six months ended
December 31, 2000.   The average balance of other earning assets for the
six months ended December 31, 2001 was $20.3 million compared to $12.5 million for the six months ended December 31, 2000. The average yield on other earning assets was 3.26% for the six months ended December 31, 2001 compared 6.29% for the six months ended December 31, 2000. The decrease in the average yield on securities and other earning assets reflects the general decrease in market interest rates since the prior period.

Interest Expense. Total interest expense increased by $28,000 or 1.1% to $2.5 million for the three months ended December 31, 2001 from $2.5 million for the three months ended December 31, 2000. Interest expense increased primarily due to increases in most of our deposit categories. Average interest-bearing deposits increased by $39.2 million or 23.1% to $208.8 million while the average rate decreased 58 basis points to 3.57% from 4.15% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. Average borrowings decreased by $1.2 million to $44.4 million for the three months ended December 31, 2001 from $45.6 million for the three months ended December 31, 2000, while the average rate decreased 51 basis points to 5.95% for the three months ended December 31, 2001 from 6.46% for the three months ended December 31, 2000.

Total interest expense increased by $304,000 to $5.1 million for the six months ended December 31, 2001 from $4.8 million for the six months ended December 31, 2000. Interest expense increased primarily due to an increase in certificates of deposit, money market deposit accounts, and an increase in FHLB borrowings combined with a general decrease in market interest rates since the prior period. Average interest-bearing deposits increased by $36.8 million or 21.8% to $206.0 million while the average rate decreased 39 basis points to 3.71% from 4.10% for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. Average borrowings increased by $1.6 million to $44.5 million for the six months ended December 31, 2001 from $42.9 million for the six months ended December 31, 2000, while the average rate decreased 43 basis points to 5.99% for the six months ended December 31, 2001 from 6.42% for the six months ended December 31, 2000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

Net Interest Income. Net interest income for the three months ended December 31, 2001 was $2.4 million as compared to $2.4 million for the three months ended December 31, 2000. The $11,000 or 0.5% decrease can be attributed to a combination of the $17,000 increase in interest and dividend income offset by the $28,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 97 basis points to 6.84% for the three months ended December 31, 2001 from 7.81% for the three months ended December 31, 2000, while the average cost on interest-bearing liabilities decreased by 65 basis points to 3.99% for the three months ended December 31, 2001 from 4.64% for the three months ended December 31, 2000. As a result, the interest rate spread decreased to 2.85% for the three months ended December 31, 2001 from 3.17% for the three months ended December 31, 2000.

Net interest income for the six months ended December 31, 2001 was $4.7 million as compared to $4.8 million for the six months ended December 31, 2000. The $17,000 or 0.4% decrease can be attributed to a combination of the $287,000 increase in interest and dividend income offset by the $304,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 82 basis points to 6.98% for the six months ended December 31, 2001 from 7.80% for the six months ended December 31, 2000, while the average cost on interest-bearing liabilities decreased by 46 basis points to 4.11% for the six months ended December 31, 2001 from 4.57% for the six months ended December 31, 2000.
As a result, the interest rate spread decreased to 2.87% for the six months ended December 31, 2001 from 3.23% for the six months ended December 31, 2000.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 2001 was $80,000 and $155,000, respectively, compared to $50,000 and $100,000 for the three and six months ended December 31, 2000, respectively. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimate value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets. At December 31, 2001, the balance of the allowance for loan losses was $1.9 million or .86% of net loans. At December 31, 2000, the balance of the allowance for loan losses was $1.6 million or .79% of net loans. There was one non-performing loan of $3,000 at December 31, 2001. At December 31, 2000, there was one non-performing loan of $17,000. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

Other Income. Other income was $296,000 for the three months ended December 31, 2001 compared to $361,000 for the three months ended December 31, 2000. The $65,000 or 18.0% decrease was due to a decrease in the gain on sales of securities available for sale of $130,000 offset by increases of $35,000 and $30,000 in service fees and miscellaneous income, respectively. Other income was $550,000 for the six months ended December 31, 2001 compared to $652,000 for the six months ended December 31, 2000. The $102,000 decrease was primarily the result of a decrease in the gain on the sales of securities available for sale of $187,000, offset by an increase in service fees of $46,000 and an increase in miscellaneous income of $39,000.

Operating Expenses. Operating expenses decreased by $71,000 or 3.5% to $1.9 million for the three months ended December 31, 2001 from $2.0 million for the three months ended December 31, 2000. Salaries and employee benefits decreased by $28,000 or 2.39%. Occupancy and equipment expenses decreased by $11,000 or 4.7% for the three months ended December 31, 2001. A decrease in other general and administrative expenses of $29,000 resulted from lower professional fees for the three months ended December 31, 2001.

Operating expenses decreased by $15,000 to $3,791,000 for the six months ended December 31, 2001 from $3,806,000 for the six months ended December 31, 2000. Salaries and employee benefits decreased by $31,000 or 1.4%. Occupancy, equipment and data processing expenses decreased by $5,000 for the six months ended December 31, 2001 while other general and administrative expenses increased by $21,000 resulting from increases in contributions and dues, miscellaneous expense and professional fees offset by reduced advertising costs.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 2001 was 66.4%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and Federal Agency Obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2001

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At December 31, 2001, the Company had borrowings of $48.6 million from the FHLB.

At December 31, 2001, the Company had $19.1 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $87.9 million at December 31, 2001. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2001, the Company and the Bank exceeded all of their regulatory capital requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

                    Mystic Financial, Inc. and Subsidiary
                         Part II - Other Information
                              December 31, 2001

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

         10.1 Form of Employment Agreement between Mystic Financial, Inc. and Ralph W. Dunham
         10.2 Form of Employment Agreement between Mystic Financial, Inc. and John M. O'Donnell

(b)   Reports on Form 8-K

      None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MYSTIC FINANCIAL, INC.

Date:  February 13, 2002          By:  /s/ Ralph W. Dunham
       -----------------               -------------------------------------
                                       Ralph W. Dunham
                                       President and Chief Executive Officer

Date:  February 13, 2002          By:  /s/ Anthony J. Patti
       -----------------               -------------------------------------
                                       Anthony J. Patti
                                       Senior Vice-President, Chief
                                       Financial Officer and Treasurer