Form 10-Q
period 2002-03-31
MYSTIC FINANCIAL INC
filed 2002-05-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2002

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

                            YES  [X]      NO  [ ]

As of May 13, 2002, 1,465,803 shares of the registrant's common stock were outstanding.

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY

                                    INDEX

PART I   FINANCIAL INFORMATION (UNAUDITED)                             Page

Item 1   Financial Statements:

         Consolidated Balance Sheets - March 31, 2002
          and June 30, 2001                                              3

         Consolidated Statements of Income - Three and Nine
          Months Ended March 31, 2002 and 2001                           4

         Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended March 31, 2002 and 2001             5

         Consolidated Statements of Cash Flows - Nine Months
          Ended March 31, 2002 and 2001                                  6

         Notes to Unaudited Consolidated Financial Statements -
          March 31, 2002                                                 7

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

Item 3   Quantitative and Qualitative Disclosures About
          Market Risk                                                   22

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                              22

Item 2   Changes in Securities and Use of Proceeds                      22

Item 3   Defaults Upon Senior Securities                                22

Item 4   Submission of Matters to a Vote of Security Holders            23

Item 5   Other Information                                              23

Item 6   Exhibits and Reports on Form 8-K                               23

         SIGNATURES                                                     23

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                           (Dollars in Thousands)

                                                    March 31,      June 30,
                                                      2002           2001
                                                    ---------      --------
                                                          (Unaudited)

Assets
  Cash and due from banks                           $ 11,776       $ 10,459
  Federal funds sold                                     947         18,992
  Short-term investments                              12,895         16,678
                                                    -----------------------
      Total cash and cash equivalents                 25,618         46,129
  Securities available for sale, at fair value        56,572         28,820
  Federal Home Loan Bank stock, at cost                2,880          2,532
  Loans, net of allowance for loan losses of
   $2,019 and $1,784, respectively                   232,360        215,035
  Mortgage loans held for sale, net                      218            274
  Bank premises and equipment, net                     2,664          2,493
  Real estate held for investment, net                 1,602          1,649
  Accrued interest receivable                          1,579          1,410
  Due from Co-operative Central Bank                     929            929
  Other assets                                         1,174          1,131
                                                    -----------------------
      Total assets                                  $325,596       $300,402
                                                    =======================
Liabilities and stockholders' equity
  Deposits                                          $245,952       $224,750
  Federal Home Loan Bank borrowings                   53,644         44,618
  Mortgagors' escrow accounts                            814            756
  Accrued expenses and other liabilities               1,176          1,263
                                                    -----------------------
      Total liabilities                              301,586        271,387
                                                    =======================

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                          -              -
  Common stock, $.01 par value, 5,000,000 shares
   authorized, 2,716,125 and 2,711,125 issued
   respectively                                           27             27
  Additional paid-in capital                          25,645         25,643
  Retained earnings                                   16,838         15,956
  Treasury stock, at cost - 1,207,657 and 820,041
   shares at March 31, 2002 and June 30, 2001,
   respectively                                      (16,245)       (10,055)
  Accumulated other comprehensive income                   7            118
  Unearned ESOP shares                                (1,705)        (1,967)
  Unearned RRP stock                                    (557)          (707)
                                                    -----------------------
      Total stockholders' equity                      24,010         29,015
                                                    -----------------------
      Total liabilities and stockholders' equity    $325,596       $300,402
                                                    =======================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)

                                                     Three Months Ended        Nine Months Ended
                                                   ----------------------    -----------------------
                                                   March 31,    March 31,    March 31,     March 31,
                                                     2002         2001         2002          2001
                                                   ---------    ---------    ---------     ---------
                                                                      (Unaudited)

Interest and dividend income:
  Interest and fees on loans                        $ 4,185      $ 4,220      $12,674       $12,359
  Interest and dividends on securities                  634          370        1,696         1,433
  Other interest                                         94          315          425           708
                                                    -----------------------------------------------
      Total interest and dividend income              4,913        4,905       14,795        14,500
                                                    -----------------------------------------------

Interest expense:
  Deposits                                            1,780        1,814        5,597         5,283
  Federal Home Loan Bank borrowings                     721          729        2,053         2,105
                                                    -----------------------------------------------
      Total interest expense                          2,501        2,543        7,650         7,388
                                                    -----------------------------------------------
Net interest income                                   2,412        2,362        7,145         7,112
Provision for loan losses                               100           75          255           175
                                                    -----------------------------------------------
Net interest income, after provision for
 loan losses                                          2,312        2,287        6,890         6,937
                                                    -----------------------------------------------

Other income:
  Customer service fees                                 219          197          665           597
  Gain on sale of securities, net                         0           22           10           219
  Miscellaneous                                          66          106          160           161
                                                    -----------------------------------------------
      Total other income                                285          325          835           977
                                                    -----------------------------------------------
Operating expenses:
  Salaries and employee benefits                      1,153        1,162        3,394         3,434
  Occupancy and equipment expenses                      257          226          715           688
  Data processing expenses                               81           95          245           260
  Other general and administrative expenses             408          423        1,336         1,330
                                                    -----------------------------------------------
      Total operating expenses                        1,899        1,906        5,690         5,712
                                                    -----------------------------------------------

Income before income taxes                              698          706        2,035         2,202
Provision for income taxes                              265          264          790           844
                                                    -----------------------------------------------
Net income                                          $   433      $   442      $ 1,245       $ 1,358
                                                    ===============================================

Earnings per share - basic                          $  0.30      $  0.26      $  0.83       $  0.78
                                                    ===============================================

Weighted average shares outstanding - basic           1,443        1,725        1,506         1,737
                                                    ===============================================

Earnings per share - diluted                        $  0.29      $  0.25      $  0.81       $  0.77
                                                    ===============================================

Weighted average shares outstanding - diluted         1,478        1,771        1,540         1,766
                                                    ===============================================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended March 31, 2002 and 2001
                               (In Thousands)

                                                                                Accumulated
                                            Additional                             Other       Unearned   Unearned      Total
                                    Common   Paid-In    Retained    Treasury   Comprehensive     ESOP       RRP     Stockholders'
                                    Stock    Capital    Earnings     Stock     Income (Loss)    Shares     Stock       Equity
                                    ------  ----------  --------    --------   -------------   --------   --------  -------------
                                                                           (Unaudited)

Balance at June 30, 2001             $27     $25,643     $15,956    $(10,055)       $ 118      $(1,967)    $(707)      $29,015
Comprehensive income:
  Net income                           -           -       1,245           -            -            -         -         1,245
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   tax effects                         -           -           -           -         (111)           -         -          (111)
                                                                                                                       -------
    Total comprehensive income                                                                                           1,134
                                                                                                                       -------
Dividend paid ($0.24 per share)        -           -        (363)           -           -            -         -          (363)
Purchase of treasury stock             -           -           -       (6,190)          -            -         -        (6,190)
Decrease in unearned ESOP shares       -           2           -            -           -          262         -           264
Decrease in unearned RRP stock         -           -           -            -           -            -       150           150
                                     -----------------------------------------------------------------------------------------
Balance at March 31, 2002            $27     $25,645     $16,838     $(16,245)      $   7     $(1,705)     $(557)      $24,010
                                     =========================================================================================

Balance at June 30, 2000             $27     $25,601     $15,295     $(8,424)       $ (55)    $(2,324)     $(931)      $29,189
Comprehensive income:
  Net income                           -           -       1,358           -            -           -          -         1,358
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   tax effects                         -           -           -           -           87           -          -            87
                                                                                                                       -------
    Total comprehensive income                                                                                           1,445
                                                                                                                       -------
Dividend paid ($0.23 per share)        -           -        (387)          -            -           -          -          (387)
Stock options exercised (5,000
 shares)                               -          60           -           -            -           -          -            60
Purchase of treasury stock             -           -           -      (1,221)           -           -          -        (1,221)
Decrease in unearned ESOP shares       -         (21)          -           -            -         269          -           248
Decrease in unearned RRP stock         -           -           -           -            -           -        182           182
                                     -----------------------------------------------------------------------------------------
Balance at March 31, 2001            $27     $25,640     $16,266     $(9,645)       $  32     $(2,055)     $(749)      $29,516
                                     =========================================================================================

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                                        Nine Months Ended
                                                                     -----------------------
                                                                     March 31,     March 31,
                                                                       2002          2001
                                                                     ---------     ---------
                                                                           (Unaudited)

Cash flows from operating activities:
  Net income                                                         $  1,245      $  1,358
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Provision for loan losses                                             255           175
    Net amortization (accretion) of securities                            109           (26)
    Gain on sales of securities, net                                      (10)         (219)
    Recognition of expired covered call options                             -           (30)
    Amortization of unearned ESOP shares                                  264           248
    Amortization of unearned RRP stock                                    150           182
    Depreciation expense                                                  282           315
    Net change in mortgage loans held for sale                             56           543
    (Increase) decrease in accrued interest receivable                   (169)            8
    (Increase) decrease in other assets                                    29           (98)
    (Decrease) increase in accrued expenses and other liabilities         (87)          127
                                                                     ----------------------
      Net cash provided by operating activities                         2,124         2,583
                                                                     ----------------------
Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                                               1,452        17,588
    Maturities, prepayments and calls                                  10,766        10,597
    Purchases                                                         (40,252)      (15,132)
  Purchase of Federal Home Loan Bank stock                               (348)          (94)
  Loans originated, net of payments received                          (17,580)      (26,092)
  Purchases of banking premises and equipment                            (406)          (63)
                                                                     ----------------------
      Net cash used by investing activities                           (46,368)      (13,196)
                                                                     ----------------------
Cash flows from financing activities:
  Net increase in deposits                                             21,202        13,675
  Proceeds from borrowings                                             15,000        17,900
  Repayment of borrowings                                              (5,974)      (12,024)
  Net increase in mortgagors' escrow accounts                              58            65
  Proceeds from exercise of stock options                                   -            60
  Dividends paid                                                         (363)        (387)
  Purchase of treasury stock                                           (6,190)       (1,221)
                                                                     ----------------------
      Net cash provided by financing activities                        23,733        18,068
                                                                     ----------------------
Net change in cash and cash equivalents                               (20,511)        7,455
Cash and cash equivalents at beginning of period                       46,129        31,331
                                                                     ----------------------
Cash and cash equivalents at end of period                           $ 25,618      $ 38,786
                                                                     ======================
Supplemental cash flow information:
  Interest paid                                                      $  7,625      $  7,261
  Income taxes paid, net                                                  785           964

See accompanying notes to unaudited consolidated financial statements.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2002

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

2)    Commitments and Contingencies
At March 31, 2002, the Bank had outstanding commitments to originate loans amounting to approximately $14.2 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $10.5 million and $18.7 million, respectively.

3)    Earnings Per Share
Basic earnings per share for the three and nine months ended March 31, 2002 were $.30 and $.83, respectively, compared to $.26 and $.78 for the three and nine months ended March 31, 2001, respectively. Diluted earnings per share for the three and nine months ended March 31, 2002 were $.29 and $.81, respectively, compared to $.25 and $.77 for the three and nine months ended March 31, 2001, respectively.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2002

4)    Book Value Per Share
Book value per share was $17.20 as of March 31, 2002 and $17.13 as of March 31, 2001. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,395,713 and 1,722,984 shares of common stock outstanding as of March 31, 2002 and 2001, respectively, for purposes of calculating the Company's book value per share.

5)    Stock Repurchases
On February 27, 2002, the Company announced a repurchase program to acquire 162,565 shares of its common stock or 10% of its then 1,625,656 outstanding shares of common stock. This repurchase program has been partially completed as 116,900 shares of common stock have been repurchased at an average cost of $17.44 per share or in the aggregate approximately $2.0 million.

6)    Securities
The following table sets forth the Company's securities at the dates indicated.

                                               March 31, 2002            June 30, 2001
                                            --------------------      --------------------
                                            Amortized      Fair       Amortized      Fair
                                              Cost         Value        Cost         Value
                                            ---------      -----      ---------      -----
                                                            (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations                        $25,238      $25,239      $ 9,498      $ 9,505
  Mortgage-backed securities                  19,499       19,360       10,389       10,289
  Other bonds & obligations                    8,680        8,633        5,542        5,489
  Marketable equity securities                 3,169        3,340        3,222        3,537
                                             ----------------------------------------------
      Total                                  $56,586      $56,572      $28,651      $28,820
                                             ==============================================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2002

7)    Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                                   March 31, 2002           June 30, 2001
                                               --------------------     --------------------
                                                Amount      Percent      Amount      Percent
                                                ------      -------      ------      -------
                                                           (Dollars in Thousands)

Residential mortgage loans                     $148,243      63.8%      $138,163      64.2%
Commercial real estate loans                     56,637      24.4         50,483      23.5
Commercial loans                                 15,656       6.7         13,514       6.3
Consumer loans                                    1,044       0.5          1,532       0.7
Home equity loans                                 4,298       1.9          3,880       1.8
Construction loans                               19,124       8.2         18,875       8.8
                                               --------------------------------------------
      Total loans                               245,002     105.5%       226,447     105.3%

Less:
Deferred loan origination fees                      147       0.1%            35       0.0%
Unadvanced principal                             10,476       4.5          9,593       4.5
Allowance for loan losses                         2,019       0.9          1,784       0.8
                                               --------------------------------------------
      Loans, net                               $232,360     100.0%      $215,035     100.0%
                                               ============================================

8)    Allowance for Loan Losses and non-performing assets
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                         Nine Months Ended   Nine Months Ended
                                                          March 31, 2002      March 31, 2001
                                                         -----------------   -----------------
                                                                (Dollars in Thousands)

  Allowance for loan losses at beginning of period            $1,784              $1,531
  Provision for loan losses                                      255                 175
  Plus recoveries                                                  4                   5
  Loans charged-off                                              (24)                (27)
                                                              --------------------------
  Allowance for loan losses at end of period                  $2,019              $1,684
                                                              ==========================

Ratios:
  Allowance for loan losses to period-end net loans             0.87%               0.78%
  Net charge-offs to average loans, net                         0.01%               0.01%

                                                          March 31, 2002       June 30, 2001
                                                          --------------       -------------

  Non accrual loans                                           $    0              $   15
  Loans past due 90 days or more
   and still accruing                                              0                 276
                                                              --------------------------
  Non-performing loans                                        $    0              $    0
                                                              ==========================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2002

9)    Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                                      March 31, 2002           June 30, 2001
                                                  --------------------     --------------------
                                                   Amount      Percent      Amount      Percent
                                                   ------      -------      ------      -------
                                                              (Dollars in Thousands)

Deposits:
Savings deposits                                  $ 49,976      20.3%      $ 44,302      19.7%
NOW accounts                                        38,203      15.5         38,544      17.1
Money market deposits                               20,460       8.3         18,591       8.3
Demand deposits                                     20,406       8.3         18,889       8.4
Certificates of deposit                            116,907      47.6        104,424      46.5
                                                  --------------------------------------------
      Total deposits                              $245,952     100.0%      $224,750     100.0%
                                                  ============================================

Borrowed funds:
Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                   $  5,000       9.3%      $  2,950       6.6%
  Maturities greater than one year                  48,644      90.7         41,668      93.4
                                                  --------------------------------------------
  Total borrowed funds                            $ 53,644     100.0%      $ 44,618     100.0%
                                                  ============================================

10)   Trust Preferred Disclosure
In April 2002, Mystic Financial Capital Trust I was formed for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust Preferred Securities were issued on April 10, 2002 and are scheduled to mature on April 22, 2032, callable at the option of the Company on April 22, 2007 with the prior approval of the Federal Reserve Board at a redemption price of 100.00%. Distributions on these securities are payable semi-annually in arrears on April 22nd and October 22nd of each year, beginning October 22, 2002.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

General
The Company's principal business activity consist of the ownership of the Bank. The Company also invests in short-term investment grade marketable securities and other liquid investments.

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices and one high school branch office in Medford, Massachusetts, two other full-service offices in Lexington and Arlington, Massachusetts and a branch office scheduled to open in Bedford, Massachusetts in June of 2002. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one- to four-family residences, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and federal agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

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

The level of other income and operating expenses also affects the Company's profitability. Other income consists primarily of service fees, loan servicing and other loan fees, and gains on sales of securities. Operating expenses consist of salaries and benefits, occupancy related expenses, and other general operating expenses.

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                Three Months Ending March 31, 2002     Three Months Ending March 31, 2001
                                                ----------------------------------     ----------------------------------
                                                Average      Interest      Yield/      Average      Interest      Yield/
                                                Balance   Income/Expense    Rate       Balance   Income/Expense    Rate
                                                -------   --------------   ------      -------   --------------   ------
                                                                          (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                $228,017      $4,185        7.34%      $209,356      $4,220        8.06%
Securities                                        56,095         634        4.52%        25,120         370        5.89%
Other earning assets                              17,191          94        2.19%        23,463         315        5.37%
                                                --------      ------                   --------      ------
      Total interest-earning assets              301,303       4,913        6.52%       257,939       4,905        7.61%
                                                              ------                                 ------
Cash and due from banks                            7,699                                  6,423
Other assets                                       6,881                                  6,898
                                                --------                               --------
      Total assets                              $315,883                               $271,260
                                                ========                               ========

INTEREST-BEARING LIABILITES:
Savings deposits                                $ 49,071         247        2.01%      $ 42,555         231        2.17%
NOW accounts                                      34,708          82        0.95%        29,032         109        1.50%
Money market deposits                             19,783          99        2.00%        14,030         161        4.59%
Certificates of deposit                          113,161       1,352        4.78%        90,795       1,313        5.78%
                                                --------      ------                   --------      ------
      Total interest-bearing deposits            216,723       1,780        3.29%       176,412       1,814        4.11%
FHLBB Borrowings                                  54,850         721        5.26%        47,178         729        6.18%
                                                --------      ------                   --------      ------
      Total interest-bearing liabilities         271,573       2,501        3.68%       223,590       2,543        4.55%
                                                              ------                                 ------
Demand deposit accounts                           17,001                                 16,636
Other liabilities                                  1,860                                  1,647
                                                --------                               --------
      Total liabilities                          290,434                                241,873
Stockholders' equity                              25,449                                 29,387
                                                --------                               --------
Total liabilities and stockholders' equity      $315,883                               $271,260
                                                ========                               ========
Net interest income                                           $2,412                                 $2,362
                                                              ======                                 ======
Interest rate spread                                                        2.84%                                  3.06%
Net interest margin                                                         3.20%                                  3.66%
Interest-earning assets/interest-bearing liabilities                        1.11x                                  1.15x

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                Nine Months Ending March 31, 2002      Nine Months Ending March 31, 2001
                                                ----------------------------------     ----------------------------------
                                                Average      Interest      Yield/      Average      Interest      Yield/
                                                Balance   Income/Expense    Rate       Balance   Income/Expense    Rate
                                                -------   --------------   ------      -------   --------------   ------
                                                                          (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                $222,768      $12,674       7.59%      $203,044      $12,359       8.12%
Securities                                        47,168        1,696       4.79%        30,721        1,433       6.22%
Other earning assets                              19,269          425       2.94%        16,147          708       5.85%
                                                --------      -------                  --------      -------
      Total interest-earning assets              289,205       14,795       6.82%       249,912       14,500       7.74%
                                                              -------                                -------
Cash and due from banks                            7,569                                  5,803
Other assets                                       6,862                                  6,894
                                                --------                               --------
      Total assets                              $303,636                               $262,609
                                                ========                               ========

INTEREST-BEARING LIABILITES:
Savings deposits                                $ 46,376          730       2.10%      $ 42,480          713       2.24%
NOW accounts                                      34,228          260       1.01%        28,385          336       1.58%
Money market deposits                             19,700          363       2.46%        10,118          277       3.65%
Certificates of deposit                          109,238        4,244       5.18%        90,588        3,957       5.82%
                                                --------      -------                  --------      -------
      Total interest-bearing deposits            209,542        5,597       3.56%       171,571        5,283       4.11%
FHLBB borrowings                                  47,953        2,053       5.71%        44,325        2,105       6.33%
                                                --------      -------                  --------      -------
      Total interest-bearing liabilities         257,495        7,650       3.96%       215,896        7,388       4.56%
                                                              -------                                -------
Demand deposit accounts                           17,995                                 15,799
Other liabilities                                  1,607                                  1,614
                                                --------                               --------
      Total liabilities                          277,097                                233,309
Stockholders' equity                              26,539                                 29,300
                                                --------                               --------
Total liabilities and stockholders' equity      $303,636                               $262,609
                                                ========                               ========
Net interest income                                           $ 7,145                                $ 7,112
                                                              =======                                =======
Interest rate spread                                                        2.86%                                  3.18%
Net interest margin                                                         3.29%                                  3.79%
Interest-earning assets/interest-bearing
 liabilities                                                                1.12x                                  1.16x

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

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

                                           Three Months Ended March 31,
                                                   2002 vs 2001
                                                Increase (decrease)
                                        ---------------------------------
                                               Due To
                                        ---------------------
                                          Rate         Volume       Total
                                          ----         ------       -----
                                                   (In Thousands)

Interest and dividend income:
Loans, net                              $(9,778)      $ 9,743      $ (35)
Securities                                  (61)          325        264
Other earning assets                       (152)          (69)      (221)
                                        --------------------------------
      Total                              (9,991)        9,999          8
                                        --------------------------------
Interest expense:
Savings deposits                            (14)           30         16
NOW accounts                                (57)           30        (27)
Money market deposits                      (227)          165        (62)
Certificates of deposit                     (93)          132         39
                                        --------------------------------
Total deposits                             (391)          357        (34)
Borrowed funds                               90           (98)        (8)
                                        --------------------------------
      Total                                (301)          259        (42)
                                        --------------------------------
Change in net interest income           $(9,690)      $ 9,740      $  50
                                        ================================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

                                           Nine Months Ended March 31,
                                                   2002 vs 2001
                                                Increase (decrease)
                                        ---------------------------------
                                               Due To
                                        ---------------------
                                          Rate         Volume       Total
                                          ----         ------       -----
                                                   (In Thousands)

Interest and dividend income:
Loans, net                              $  (646)      $  961       $ 315
Securities                                 (197)         460         263
Other earning assets                       (463)         180        (283)
                                        --------------------------------
      Total                              (1,306)       1,601         295
                                        --------------------------------
Interest expense:
Savings deposits                            (36)          53          17
NOW accounts                               (179)         103         (76)
Money market deposits                       (45)         131          86
Certificates of deposit                    (333)         620         287
                                        --------------------------------
Total deposits                             (593)         907         314
Borrowed funds                             (308)         256         (52)
                                        --------------------------------
      Total                                (901)       1,163         262
                                        --------------------------------
Change in net interest income           $  (405)      $  438       $  33
                                        ================================

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2002 and at June 30, 2001 Total assets increased by $25.2 million or 8.4% to $325.6 million at March 31, 2002 from $300.4 million at June 30, 2001. The increase in total assets reflects continued loan growth and an increase in securities available for sale, offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased to $25.6 million at March 31, 2002 from $46.1 million at June 30, 2001, a decrease of $20.5 million or 44.5%. Securities available for sale increased to $56.6 million at March 31, 2002 from $28.8 million at June 30, 2001, an increase of $27.8 million or 96.3%.
 The decrease in cash and cash equivalents, primarily in short-term investments and federal funds sold, results primarily from using these funds to make purchases in the securities available for sale portfolio and increases in the loan portfolio.

Net loans increased by $17.3 million or 8.1% to $232.4 million or 71.4% of total assets at March 31, 2002 as compared to $215.0 million or 71.6% of total assets at June 30, 2001 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

Total deposits increased by $21.2 million or 9.4% to $246.0 million at March 31, 2002 from $224.8 million at June 30, 2001. The increase occurred primarily as a result of increases in the Company's transaction accounts, money market accounts, savings accounts and certificates of deposit.

Total borrowings increased by $9.0 million or 20.2% to $53.6 million at March 31, 2002 from $44.6 million at June 30, 2001. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans. In addition, the Company has secured longer-term borrowed funds with low rates in order to improve its interest rate risk and fund longer-term assets including 15-year fixed-rate residential mortgage loans held for portfolio. All borrowed funds were from the Federal Home Loan Bank of Boston (the "FHLBB").

Stockholders' equity decreased by $5.0 million or 17.3% to $24.0 million at March 31, 2002 from $29.0 million at June 30, 2001 as a result of the repurchase of 387,616 shares of common stock held in treasury at a cost of $6.2 million and dividends paid of $363,000, and a decrease in the net unrealized gain on securities available for sale of $111,000, offset by an increase in net income of $1.2 million, a reduction in unearned ESOP shares of $264,000 and a reduction in unearned RRP stock of $150,000.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

Comparison of the Operating Results for the Three
 and Nine Months Ended March 31, 2002 and 2001
Net Income. Net income was $433,000 and $1,245,000 for the three and nine months ended March 31, 2002, respectively, compared to $442,000 and $1,358,000 for the three and nine months ended March 31, 2001, respectively. Return on average assets was .55% for both the three and nine months ended March 31, 2002, respectively, compared to .65% and .69% for the three and nine months ended March 31, 2001, respectively. Return on average equity was 6.80% and 6.25% for the three and nine months ended March 31, 2002, respectively, compared to 6.03% and 6.18% for the three and nine months
ended March 31, 2001, respectively.   The decrease in the return on average
assets is due to strong asset growth while the increase in the return on average equity resulted from lower stockholders' equity as a result of stock repurchases.

The decrease in net income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was the result of an increase in provision for loan losses of $25,000 and a decrease in other income of $40,000, offset by an increase in net interest income of $50,000 and a decrease in operations expenses of $7,000.

The decrease in net income for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was the result of an increase in provision for loan losses of $80,000 and a decrease in other income of $142,000, offset by an increase in net interest income of $33,000, a decrease in operating expenses of $22,000 and a decrease in provision for income taxes of $54,000.

Interest and Dividend Income. Total interest and dividend income increased by $8,000 or 0.2% to $4,913,000 for the three months ended March 31, 2002 from $4,905,000 for the three months ended March 31, 2001. This increase in interest and dividend income was a result of an increase in the average balance of net loans and securities, offset by a decrease in the average balance of other earning assets. The average balance of net loans for the three months ended March 31, 2002 was $228.0 million compared to $209.4 million for the three months ended March 31, 2001. The average yield on net loans was 7.34% for the three months ended March 31, 2002 compared to 8.06% for the three months ended March 31, 2001. The 72 basis point decrease was primarily due to the falling interest rate environment.

The average balance of securities for the three months ended March 31, 2002 was $56.1 million compared to $25.1 million for the three months ended March 31, 2001. The average yield on securities was 4.52% for the three months ended March 31, 2002 compared to 5.89% for the three months ended March 31,
2001.   The average balance of other earning assets for the three months ended March 31, 2002 was $17.2 million compared to $23.5 million for the three months ended March 31, 2001. The average yield on other earning assets was 2.19% for the three months ended March 31, 2002 compared to 5.37% for the three months ended March 31, 2001.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

Total interest and dividend income increased by $295,000 or 2.0% to $14.8 million for the nine months ended March 31, 2002 from $14.5 million for the nine months ended March 31, 2001. The increase in interest income was a result of an increase in the average balance of net loans and securities and an increase in the average balance of other earning assets. The average balance of net loans for the nine months ended March 31, 2002 was $222.8 million compared to $203.0 million for the nine months ended March 31, 2001.
 The average yield on net loans was 7.59% for the nine months ended March 31, 2002 compared to 8.12% for the nine months ended March 31, 2001. The 53 basis point decrease was primarily due to the falling interest rate environment.

The average balance of securities for the nine months ended March 31, 2002 was $47.2 million compared to $30.7 million for the nine months ended March 31, 2001. The average yield on securities was 4.79% for the nine months ended March 31, 2002 compared to 6.22% for the nine months ended March 31, 2001. The average balance of other earning assets for the nine months ended March 31, 2002 was $19.3 million compared to $16.1 million for the nine months ended March 31, 2001. The average yield on other earning assets was 2.94% for the nine months ended March 31, 2002 compared to 5.85% for the nine months ended March 31, 2001.

Interest Expense. Total interest expense decreased by $42,000 or 1.6% to $2,501,000 for the three months ended March 31, 2002 from $2,543,000 for the three months ended March 31, 2001. Interest expense decreased primarily due to decreases in the rates paid on NOW accounts, money market deposits, certificates of deposits, and FHLBB borrowings during the three month period ended March 31, 2002 as compared to the same period last year. Average interest-bearing deposits increased by $40.3 million or 22.9% to $216.7 million from $176.4 million while the average rate decreased 82 basis points to 3.29% from 4.11% for the three months ended March 31, 2002 versus the three months ended March 31, 2001. Average borrowings increased by $7.7 million to $54.9 million for the three months ended March 31, 2002 from $47.2 million for the three months ended March 31, 2001, while the average rate decreased 92 basis points to 5.26% for the three months ended March 31, 2002 from 6.18% for the three months ended March 31, 2001.

Total interest expense increased by $262,000 to $7,650,000 for the nine months ended March 31, 2002 from $7,388,000 for the nine months ended March 31, 2001. Interest expense increased primarily due to increases in the average balances of money market deposits, certificates of deposits, and FHLBB borrowings during the nine month period ended March 31, 2002 as
compared to the same period last year.   Average interest-bearing deposits
increased by $38.0 million or 22.1% to $209.5 million while the average rate decreased 55 basis points to 3.56% from 4.11% for the nine months ended March 31, 2002 versus the nine months ended March 31, 2001. Average borrowings increased by $3.6 million to $48.0 million for the nine months ended March 31, 2002 from $44.3 million for the nine months ended March 31, 2001, while the average rate decreased 62 basis points to 5.71% for the nine months ended March 31, 2002 from 6.33% for the nine months ended March 31, 2001.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

Net Interest Income. Net interest income for the three months ended March 31, 2002 was $2,412,000 as compared to $2,362,000 for the three months ended March 31, 2001. This $50,000 or 2.1% increase can be attributed to a combination of an $8,000 increase in interest and dividend income offset by a $42,000 decrease in interest expense on deposits and borrowed funds. The average yield on interest-earning assets decreased 109 basis points to 6.52% for the three months ended March 31, 2002 from 7.61% for the three months ended March 31, 2001, while the average cost of interest-bearing liabilities decreased by 87 basis points to 3.68% for the three months ended March 31, 2002 from 4.55% for the three months ended March 31, 2001. As a result, the interest rate spread decreased to 2.84% for the three months ended March 31, 2002 from 3.06% for the three months ended March 31, 2001.

Net interest income for the nine months ended March 31, 2002 was $7,145,000 as compared to $7,112,000 for the nine months ended March 31, 2001. This $33,000 or .46% increase can be attributed to a combination of the $295,000 increase in interest and dividend income offset by the $262,000 increase in interest expense on deposits and borrowed funds. The average yield on interest earning assets decreased 92 basis points to 6.82% for the nine months ended March 31, 2002 from 7.74% for the nine months ended March 31, 2001, while the average cost of interest-bearing liabilities decreased by 60 basis points to 3.96% for the nine months ended March 31, 2002 from 4.56% for the nine months ended March 31, 2001. As a result, the interest rate spread decreased to 2.86% for the nine months ended March 31, 2002 from 3.18% for the nine months ended March 31, 2001.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2002 was $100,000 and $255,000, respectively, compared to $75,000 and $175,000 for the three and nine months ended March 31, 2001, respectively. Although there has been no significant increases in payment delinquencies or non-performing assets, the Company believes that the additional provision for loan losses is prudent, given weaknesses in the general economic environment. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimate value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets. At March 31, 2002, the balance of the allowance for loan losses was $2.0 million or .87% of net loans. At March 31, 2001, the balance of the allowance for loan losses was $1.7 million or .78% of net loans. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

Other Income. Other income was $285,000 for the three months ended March 31, 2002 compared to $325,000 for the three months ended March 31, 2001. This $40,000 or 12.3% decrease was the result of an increase in service fees on loans and deposit accounts of $22,000, offset by a decrease in the gain on the sales of securities available for sale of $22,000 and a decrease in miscellaneous income of $40,000. Other income was $835,000 for the nine months ended March 31, 2002 compared to $977,000 for the nine months ended March 31, 2001. This $142,000 or 14.5% decrease was the result of an increase in service fees on loans and deposit accounts of $68,000, offset by a decrease in the gain on the sales of securities available for sale of $209,000.

Operating Expenses. Operating expenses decreased by $7,000 or .37% to $1,899,000 for the three months ended March 31, 2002 from $1,906,000 for the three months ended March 31, 2001. Salaries and employee benefits decreased by $9,000. Occupancy and equipment expenses increased by $31,000 and data processing expenses decreased by $14,000. A decrease in other general and administrative expenses of $15,000 resulted from lower professional and other fees.

Operating expenses decreased by $22,000 or .39% to $5,690,000 for the nine months ended March 31, 2002 from $5,712,000 for the nine months ended March 31, 2001. Salaries and employee benefits decreased by $40,000. Occupancy and equipment expenses increased by $27,000, other general and administrative expenses increased by $6,000, while data processing expenses decreased by $15,000.

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

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

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

Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank has attempted to sell fixed-rate loans with terms in excess of 15 years. However, following the conversion, the Bank has retained a greater portion of its fixed rate loans, funded in part with borrowings from the FHLBB. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLBB to fund the maturity or repricing interval of certain commercial real estate mortgages.

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 2002 was 63.3%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

                    Mystic Financial, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2002

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds from the FHLBB. At March 31, 2002, the Bank had borrowings of $53.6 million from the FHLBB.

At March 31, 2002, the Company had $14.2 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $82.9 million at March 31, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2002, the Company and the Bank exceeded all of their regulatory capital requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings:

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds:

On April 10, 2002, Mystic Financial Capital Trust I (the "Trust"), a Delaware business trust formed by Mystic Financial, Inc. (the "Company"), issued 5,000 shares totaling $5,000,000 of capital securities in a private placement as part of a pooled capital securities transaction. The Trust exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. The Company has fully and unconditioned guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the capital securities. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond April 22, 2032. At the end of the deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on April 22, 2032; however, the Company has the option to shorten the maturity date to a date not earlier than April 22, 2007. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.

Item 3.  Defaults Upon Senior Securities:

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5.  Other Information:

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Guarantee Agreement dated April 10, 2002 by and between Mystic Financial, Inc. and Wilmington Trust Company

            10.2 Indenture Agreement dated April 10, 2002 by and between Mystic Financial, Inc. and Wilmington Trust Company

            10.3 Form of Employment Agreement between Mystic Financial, Inc. and Anthony J. Patti

            10.4  Amendment to Employee Stock Ownership Plan

      (b)   Reports on Form 8-K

            None.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYSTIC FINANCIAL, INC.

Date: May 13, 2002                     By:  /s/ Ralph W. Dunham
      ------------                          -----------------------------
                                            Ralph W. Dunham
                                            President and Chief Executive
                                            Officer

Date: May 13, 2002                     By:  /s/ Anthony J. Patti
      ------------                          -----------------------------
                                            Anthony J. Patti
                                            Senior Vice-President and Chief
                                            Financial Officer