Form 10-K
period 2002-06-30
MYSTIC FINANCIAL INC
filed 2002-09-30
CIK 1044880

---------------------------------------------------------------------------
                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
(Mark One)

      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2002

                                     OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [X]

      As of August 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $18,652,230.

      As of August 30, 2002, 1,465,803 shares of Registrant's common stock were outstanding.

                    Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.
---------------------------------------------------------------------------

                           MYSTIC FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                                JUNE 30, 2002

                              TABLE OF CONTENTS


                                   PART I

ITEM 1.    Business                                                       1
ITEM 2.    Properties                                                    27
ITEM 3.    Legal Proceedings                                             28
ITEM 4.    Submission of Matters to a Vote of Security Holders           28

                                   PART II

ITEM 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                          28
ITEM 6.    Selected Financial Data                                       30
ITEM 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    31
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk    42
ITEM 8.    Financial Statements and Supplementary Data                   43
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                     43

                                  PART III

ITEM 10.   Directors and Executive Officers of the Registrant            44
ITEM 11.   Executive Compensation                                        44
ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management                                               44
ITEM 13.   Certain Relationships and Related Transactions                45

                                   PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                  45

SIGNATURES                                                               48

                                   PART I

Forward Looking Statement

      Mystic Financial, Inc. ("Mystic" or the "Company") and Medford Co-operative Bank (the "Bank") may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this annual filing with the Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

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

      This list of important factors is not exclusive. The Company or the Bank do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

ITEM 1.  BUSINESS

General

      On January 8, 1998, the Bank completed its conversion from mutual to stock form and became a wholly owned subsidiary of the Company. On such date, the Company sold 2,711,125 shares of its common stock, par value $0.01 per share (the "Common Stock"), to the public, at a per share price of $10.00. The conversion of the Bank from mutual to stock form, the formation of the Company as the holding company for the Bank and the issuance and sale of the Common Stock are herein referred to collectively as the "Conversion." The Conversion raised $25.7 million in net proceeds. Mystic used $3.2 million of retained net proceeds to fund a loan to its Employee Stock Ownership Plan ("ESOP") to purchase 216,890 shares of the Common Stock in open-market purchases following completion of the Conversion. In April 2002, the Company formed Mystic Financial Capital Trust I and became the owner of 100% of this entity, which completed the sale of $5.0 million trust preferred securities. See Note 8 to the Audited Financial Statements.

      The Company's principal business activity consists of the ownership of the Bank and Mystic Financial Capital Trust I (the 'Trust"), formed in 2002. The Company also invests in short-term investment grade marketable securities and other liquid investments. The Trust issued $5.0 million of trust preferred securities on April 10, 2002 and used the proceeds to purchase subordinated debentures from the Company. The Company has no significant liabilities (other than those of the Bank). The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Company. The Company utilizes the support staff of the Bank from time to time, as needed. Additional employees may be hired as deemed appropriate by the management of the Company.

      The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices in Medford, Massachusetts and full-service offices in Lexington, Arlington and Bedford, Massachusetts. The Bank's deposits have been federally insured since 1986 and are currently insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank. The Bank has been a member of the Co-operative Central Bank since 1932 and a member of the Federal Home Loan Bank ("FHLB") since 1988. The Bank is subject to comprehensive examination, supervision and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC. These regulations are intended primarily for the protection of depositors and borrowers. The Bank exceeded all of its regulatory capital requirements at June 30, 2002.

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

Market Area

      The Bank's main office and two branch offices are located in Medford, Middlesex County, Massachusetts. The Bank has a full-service office in Lexington, Middlesex County, Massachusetts, which opened in November 1998, in Arlington, Middlesex County, Massachusetts, which opened in May 2000 and Bedford, Middlesex County, Massachusetts, which opened in June 2002. The city of Medford, containing approximately 60,000 residents, is located approximately seven miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Malden, Everett, Somerville, Stoneham, Winchester and Arlington. The city of Medford is easily accessible from downtown Boston via Interstate 93 and is accessible via other state roads connecting the communities within the Route 128 corridor surrounding Boston. As an established metropolitan suburb, Medford consists mostly of developed single- and multi-family properties within a network of well-maintained neighborhoods. The towns of Lexington and Bedford are communities consisting mainly of single-family homes while the town of Arlington contains a greater mix of small businesses and single- and multi-family housing. The Bank considers its primary market area to be the communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Melrose, Lexington, and Bedford, Massachusetts.

      The economic base of the Bank's market area is diversified and includes a number of financial service institutions, industrial and manufacturing companies, hospitals and other health care facilities and educational institutions. The major employers in the Medford area are Tufts University, the city of Medford, Lawrence Memorial Hospital, and the Meadow Glen Mall, with approximately 1,900, 1,400, 900 and 900 employees each, respectively. Management believes that the housing vacancy rate in Medford is very low. The majority of the Bank's lending and deposit activity has historically been in Medford, although the commercial loan department has been largely responsible for expanded business throughout eastern Middlesex County. Middlesex County, located in eastern Massachusetts to the north and west of the city of Boston, is part of the Boston metropolitan area. Based on US Census and HUD estimates for 2002, the median household income for Middlesex County is $74,200.

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

Competition

      The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage, commercial and other loans. Direct competition for savings deposits primarily comes from larger commercial banks and other savings institutions located in or near the Bank's primary market area who often have significantly greater financial and technological resources than the Bank. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms.

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

      While the Bank is subject to competition from other financial institutions, which may have greater financial and marketing resources, the Bank believes it benefits by its community bank orientation as well as its relatively high core deposit base. Management believes that the variety, depth and stability of the communities in which the Bank is located support the service and lending activities conducted by the Bank. The relative economic stability of the Bank's lending area is reflected in the small number of mortgage delinquencies experienced by the Bank during the past several years.

Lending Activities

      The Bank originates loans through its three offices located in Medford and its offices in Lexington, Arlington and Bedford, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area, consisting of the Massachusetts communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Lexington, Bedford and Melrose, and the origination of commercial loans secured by commercial real estate and commercial assets within eastern Middlesex County. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans.

        The Bank also lends to commercial businesses in the communities that we serve. The Bank has senior lending officers with considerable lending expertise and a support staff to the commercial lending department. These loan officers are strategically located in our branch system to support local community business.

      The Bank's ten largest loan relationships, outstanding as of June 30, 2002, ranged from $1.6 million to $4.4 million. As of the same date, all such relationships were performing in accordance with their respective terms.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                                           At June 30,
                             ------------------------------------------------------------------------------------------------------
                                    2002                 2001                 2000                 1999                 1998
                             ------------------   ------------------   ------------------   ------------------   ------------------
                              Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              ------    -------    ------    -------    ------    -------    ------    -------    ------    --------
                                                                     (Dollars in Thousands)

Residential mortgage loans   $153,915    63.1%    $138,163    64.2%    $127,862    67.6%    $107,216    69.3%    $106,412    76.8%
Commercial real estate
 loans                         58,889    24.2       50,483    23.5       41,294    21.8       33,980    22.0       24,475    17.7
Commercial loans               16,215     6.7       13,514     6.3       10,881     5.8        7,109     4.6        4,579     3.3
Consumer loans                  1,004     0.4        1,532     0.7        1,526     0.8        1,546     1.0        1,787     1.3
Home equity loans               4,965     2.0        3,880     1.8        3,470     1.8        2,076     1.3        1,716     1.2
Construction loans             11,015     4.5        9,282     4.3        5,686     3.0        4,122     2.7          877     0.6
                             --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
      Total loans             246,003   100.9      216,854   100.8      190,719   100.8      156,049   100.9      139,846   100.9
Less:
Deferred loan origination
 fees (costs)                     197     0.1           35       -          (12)      -           12       -           17       -
Allowance for loan losses       2,063     0.8        1,784     0.8        1,531     0.8        1,348     0.9        1,236     0.9
                             --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
      Loan, net              $243,743   100.0%    $215,035   100.0%    $189,200   100.0%    $154,689   100.0%    $138,593   100.0%
                             ========   =====     ========   =====     ========   =====     ========   =====     ========   =====

      One-to-Four Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one-to-four family residential dwellings located in the Bank's primary market area. As of June 30, 2002, loans on one-to-four family residential properties accounted for 59.7% of the Bank's net loan portfolio.

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

      The Bank makes conventional mortgage loans and uses standard Fannie Mae documents, to allow for the sale of qualifying loans in the secondary mortgage market. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%.

      Since the early 1980s, the Bank has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one or three years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term, plus a margin of up to 250 basis points, or 2.5%. Additionally, the Bank offers an adjustable-rate loan which is fixed for five years and then reprices every five years thereafter. The Bank also has on its books an adjustable interest rate loan product with an interest rate fixed for seven years which reprices annually for its term thereafter. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

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

      During the year ended June 30, 2002, the Bank originated $40.2 million in adjustable-rate mortgage loans and $42.4 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $9.2 million of fixed-rate loans with terms of greater than 15 years and retained $33.2 million of fixed-rate loans, which had terms of 15 to 30 years. Approximately 32.0% of all loan originations during fiscal 2002 were refinances of loans already in the Bank's loan portfolio. At June 30, 2002, the Bank's loan portfolio included $72.5 million in adjustable-rate one-to-four family residential mortgage loans or 29.7% of the Bank's net loan portfolio, and $81.4 million in fixed-rate one-to-four family residential mortgage loans, or 33.4% of the Bank's net loan portfolio.

      Commercial Real Estate Loans. At June 30, 2002, the Bank's commercial real estate loan portfolio consisted of 155 loans, totaling $58.9 million, or 24.2% of net loans. The Bank's largest aggregate loan relationship is a commercial borrower with an outstanding balance of $4.4 million at June 30, 2002 secured by various properties in Massachusetts. Commercial real estate loans are administered by the commercial loan department as described below under "Commercial Loans."

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

      Commercial Loans. In the past several years, the Bank has emphasized commercial business loans in order to address the needs of business commercial borrowers. The Bank has worked to develop a greater share of making commercial loans to companies which have from $500,000 to $15.0 million in sales. At June 30, 2002, the Bank's commercial loan portfolio consisted of 181 loans, totaling $16.2 million, or 6.7% of net loans.

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

      Consumer Loans. The Bank's consumer loans consist of share-secured loans, and other consumer loans, including automobile loans and credit card loans. At June 30, 2002, the consumer loan portfolio totaled $1.0 million or 0.4% of net loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Consumer loans generally do not exceed $25,000 individually.

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

      The Bank makes unsecured credit card loans generally up to $5,000 at fixed rates of interest. At June 30, 2002, the Bank had unsecured credit card loans totaling $342,000.

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

      Home Equity Loans. The Bank also originates home equity loans that are secured by available equity based on the appraised value of owner-occupied one-to-four family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates and fixed rates. The adjustable interest rate is the prime rate as reported in The Wall Street Journal. Fixed rate home equity loans have terms of ten years or less and adjustable rate home equity loans have terms of 15 years or less with up to a five year final payment if the loan is not fully amortized at the end of the 15 year term. At June 30, 2002, the Bank had $5.0 million in home equity loans with unused credit available to existing borrowers of $5.7 million.

      Construction Loans. The Bank engages in construction lending primarily for the construction of single-family residences and a limited number of construction loans for commercial properties. At present all are construction loans for the construction/renovation of single-family housing developments. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Because payment on loans secured by construction properties are dependent upon the sale of completed homes or the successful operation of the completed property, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. At June 30, 2002, the Bank's construction loan portfolio totaled $21.0 million offset by $10.0 million in unadvanced principal.

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 60 days. At June 30, 2002, the Bank had $12.8 million in loan commitments outstanding, all for the origination of one-to-four family residential real estate loans, home equity loans, commercial loans and commercial real estate loans. In addition, unadvanced funds on construction loans, lines of credit and credit card loans were $26.5 million on June 30, 2002.

      Loan Solicitation and Loan Fees. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's office. Additionally, the Bank has three residential loan originators, all of whom actively cover the local community, working with local real estate brokers and agents to identify and contact potential new customers.

      Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent appraiser who has been approved by the Bank's Board of Directors. Fire and casualty insurance are required on all loans secured by improved real estate. Insurance on other collateral is required unless waived by the Loan Committee. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank. All residential and commercial real estate mortgages and commercial business loans must be ratified by the Bank's Board of Directors. In addition, certain designated officers of the Bank have authority to approve loans not exceeding specified levels, while the Board of Directors must approve loans in excess of (a) $300,000 for commercial real estate loans; (b) $100,000 for commercial loans; (c) loans over the current Fannie Mae limit for residential mortgage loans; and (d) $20,000 for consumer loans.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The net origination fees are deferred and amortized into income over the life of the loan. At June 30, 2002, the amount of net deferred loan origination fees was $197,000.

      Loan Maturities. The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                   Residential     Commercial
                                     Mortgage     Real Estate    Construction    Commercial    Consumer     Total
                                     Loan (1)        Loans           Loans          Loans      Loans        Loans
                                   -----------    -----------    ------------    ----------    --------     -----
                                                                   (In Thousands)

Total loans schedule to mature:
  In 1 year or less                  $     47       $     -         $10,247        $ 5,276      $   59     $ 15,629
  After 1 year through 5 years          1,973           786          10,744          8,152         351       22,006
  Beyond 5 years                      156,860        58,103               -          2,787         594      218,344
                                     --------       -------         -------        -------      ------     -------
      Total                          $158,880       $58,889         $20,991        $16,215      $1,004     $255,979
                                     ========       =======         =======        =======      ======     ========

Loan balance by type scheduled
 to mature after 1 year:
  Fixed-rate                         $ 81,376       $ 3,626         $   500        $ 3,301      $  945     $ 89,748
  Adjustable-rate                      77,457        55,263          10,244          7,638           -      150,602

--------------------
<F1>  For purposes of this schedule, home equity loans with revolving and fixed rates, have been included in residential mortgage loans.

      Originations and Sales of Loans. The Bank is a qualified seller/servicer for Fannie Mae. Beginning in 1987, the Bank began to sell a portion of its fixed-rate loans with terms in excess of 15 years to Fannie Mae. All of the Bank's sales to Fannie Mae have been made with servicing retained on the loans. At June 30, 2002, the Bank was servicing $18.8 million in loans for Fannie Mae and $4.4 million in loans for the Federal Home Loan Bank of Boston as part of their Mortgage Partnership Finance program. Depending upon market conditions, the Bank retains a portion of its fixed-rate loans from time to time. In addition, the Bank has also sold loans to other private investors. At June 30, 2002, the Bank was servicing $773,000 of such loans.

      Originations for the year ended June 30, 2002 increased in all loan categories except commercial loans which decreased by $10.8 million. Loan sales increased during the same period as the Bank sold long term fixed-rate residential loans with servicing retained. Historically, the Bank has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans and commercial real estate loans.

      The following table sets forth information with respect to originations and sales of loans during the periods indicated.


                                                                Years Ended June 30,
                                              --------------------------------------------------------
                                                2002        2001        2000        1999        1998
                                                ----        ----        ----        ----        ----
                                                                   (In thousands)

Beginning balance                             $215,035    $189,200    $154,689    $138,593    $114,568
                                              --------    --------    --------    --------    --------
  Mortgage originations                         82,615      43,378      37,513      47,662      43,141
  Consumer loan originations                     5,538       3,834       3,716       2,494       2,218
  Commercial real estate loan originations      14,575      12,004      13,260      13,713       6,338
  Commercial loan originations                   9,256      20,053      12,598       5,313       3,680
  Construction loan originations                19,849      11,859       9,569       3,080           -
                                              --------    --------    --------    --------    --------
      Total loans originated                   131,833      91,128      76,656      72,262      57,291
                                              --------    --------    --------    --------    --------

Less:
  Amortization and payoffs                      93,582      60,716      39,937      42,901      27,675
  Provision for loan losses                        305         275         200         145         245
  Total loans sold                               9,238       4,302       1,433      13,120       5,346
  Loan participations sold                           -           -         575           -           -
                                              --------    --------    --------    --------    --------
Ending balance                                $243,743    $215,035    $189,200    $154,689    $138,593
                                              ========    ========    ========    ========    ========

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Security Committee of the Bank perform a monthly review of all delinquent loans and loans are placed on a non-accrual status when loans are over 90 days past due or, in the opinion of management, the collection of principal and interest are doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments larger than $50,000, that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Senior Lending Officer, Chief Executive Officer and other officers as needed from the commercial, residential and consumer loan areas, who meet periodically to discuss the status of the loans on the Watch-List and to add or delete loans from the list. The Board of Directors can request that a loan relationship be placed on Watch-List status.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's problem assets and loans at the dates indicated.


                                                                    Years Ended June 30,
                                                     --------------------------------------------------
                                                      2002       2001      2000       1999       1998
                                                      ----       ----      ----       ----       ----
                                                                       (In thousands)

Loans 30-89 days past due
 (not included in non-performing loans)              $1,191     $1,854     $ 540     $1,685     $1,374
Loans 90 days or more past due
 (not included in non-performing loans)                   -        276       148          -          -
                                                     ------     ------     -----     ------     ------
Total delinquent loans                               $1,191     $2,130     $ 688     $1,685     $1,374
                                                     ======     ======     =====     ======     ======

Delinquent loans as a percentage of net loans          0.49%      0.99%     0.36%      1.09%      0.99%
                                                     ======     ======     =====     ======     ======

Non-performing loans (over 90 days past due)         $  108     $   15     $   2     $    0     $  150
                                                     ------     ------     -----     ------     ------
      Total non-performing loans                     $  108     $   15     $   2     $    0     $  150
                                                     ======     ======     =====     ======     ======

Non-performing loans as a percent of net loans         0.04%      0.01%     0.00%      0.00%      0.11%
Non-performing assets as a percent of total loans      0.04%      0.01%     0.00%      0.00%      0.11%

      At June 30, 2002, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the FDIC. At June 30, 2002, the Bank had no assets classified as doubtful or loss, and $764,000 classified as substandard.

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

      While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Alternately, there can be no assurance that increases in the Bank's allowance for loan losses will occur.

      The following table analyzes activity in the Bank's allowance for loan losses for the years indicated.


                                                                        Years Ended June 30,
                                                      --------------------------------------------------------
                                                        2002        2001        2000        1999        1998
                                                        ----        ----        ----        ----        ----
                                                                       (Dollars in thousands)

Average loans, net                                    $226,711    $205,837    $173,319    $144,663    $124,971
                                                      ========    ========    ========    ========    ========
Year-end net loans                                    $243,743    $215,035    $189,200    $154,689    $138,593
                                                      ========    ========    ========    ========    ========

    Allowance for loan losses at beginning of year    $  1,784    $  1,531    $  1,348    $  1,236    $    977
    Provision charged to operations                        305         275         200         145         245

Recoveries:
Real estate mortgage:
  Residential                                                -           -           -           -           -
  Commercial                                                 -           -           -           -           -
Commercial loans                                             -           2           -           -           -
Consumer and home equity                                     4           3           6           3          16
Construction                                                 -           -           -           -           -
                                                      --------    --------    --------    --------    --------
      Total Recoveries                                       4           5           6           3          16
                                                      --------    --------    --------    --------    --------

Charge offs:
Real estate mortgage:
  Residential                                                -           -           -           -           -
  Commercial                                                 -           -           -           -           -
Commercial loans                                           (12)          -           -          (2)          -
Consumer and home equity                                   (18)        (27)        (23)        (34)         (2)
Construction                                                 -           -           -           -           -
                                                      --------    --------    --------    --------    --------
      Total charge-offs                                    (30)        (27)        (23)        (36)         (2)
                                                      --------    --------    --------    --------    --------

      Net (charge-offs) recoveries                         (26)        (22)        (17)        (33)         14
                                                      --------    --------    --------    --------    --------
      Allowance for loan losses at end of year        $  2,063    $  1,784    $  1,531    $  1,348    $  1,236
                                                      ========    ========    ========    ========    ========

Ratios:
  Allowance for loan losses to year-end net loans         0.85%       0.83%       0.81%       0.87%       0.89%

  Net charge-offs to average loans, net                   0.01%       0.01%       0.01%       0.02%      (0.01)%
  Net charge-offs to allowance for loan losses            1.26%       1.23%       1.11%       2.45%      (1.13)%

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                             At June 30,
                                  -------------------------------------------------------------------------------------------------
                                           2002                     2001                     2000                     1999
                                  ----------------------   ----------------------   ----------------------   ----------------------
                                             Percent of               Percent of               Percent of               Percent of
                                           Loans in Each            Loans in Each            Loans in Each            Loans in Each
                                            Category to              Category to              Category to              Category to
                                  Amount    Total Loans    Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                  ------   -------------   ------   -------------   ------   -------------   ------   -------------
                                                                        (Dollars in Thousands)

Real estate-mortgage:
  Residential                     $  588       62.6%       $  578       63.7%       $  563       67.0%       $  563       68.7%
  Commercial                         827       23.9           767       23.3           687       21.7           592       21.8
Commercial Loans                     373        6.6           240        6.2           172        5.7           133        4.6
Consumer and home equity              30        2.4            34        2.5            19        2.6            15        2.3
Construction                         245        4.5           165        4.3            90        3.0            45        2.6
                                  ------      -----        ------      -----        ------      -----        ------      -----
Total allowance for loan losses   $2,063      100.0%       $1,784      100.0%       $1,531      100.0%       $1,348      100.0%
                                  ======      =====        ======      =====        ======      =====        ======      =====


                                        At June 30,
                                  ----------------------
                                           1998
                                  ----------------------
                                             Percent of
                                           Loans in Each
                                            Category to
                                  Amount    Total Loans
                                  ------   -------------
                                  (Dollars in Thousands)

Real estate-mortgage:
  Residential                     $  559       76.1%
  Commercial                         531       17.5
Commercial Loans                     100        3.3
Consumer and home equity              46        2.5
Construction                           -        0.6
                                  ------      -----
Total allowance for loan losses   $1,236      100.0%
                                  ======      =====

Investment Activities

      General. The investment policy of the Bank, which is approved by the Bank's Board of Directors, is based upon its asset and liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and compliment the Bank's lending activities. The investment policy is implemented by the President and Chief Financial Officer. Under applicable federal and state regulations, the Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements.
The Bank uses several measures to assess the adequacy of its liquidity. At June 30, 2002, the Bank's liquidity was adequate to meet its foreseeable needs. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

      The Bank invests in U.S. Government and federal agency securities, mortgage-backed securities, equity securities, corporate debt securities and overnight federal funds. The balance of securities maintained by the Bank in excess of regulatory requirements reflects management's historical objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments.

      The Bank purchases securities through a primary dealer of U.S. Government obligations or such other mortgage-backed securities, securities dealers authorized by the Board of Directors and requires that the securities be delivered to a safekeeping agent before the funds are transferred to the broker or dealer. The Bank purchases securities pursuant to its investment policy.

Available-for-sale securities are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/loss. The following table sets forth the Company's securities at the dates indicated.


                                                              At June 30,
                                  ------------------------------------------------------------------
                                          2002                    2001                   2000
                                  --------------------    -------------------    -------------------
                                  Amortized     Fair      Amortized     Fair     Amortized     Fair
                                     Cost       Value        Cost       Value       Cost       Value
                                  ---------     -----     ---------     -----    ---------     -----
                                                             (In thousands)

Securities available for sale:
------------------------------
Marketable equity securities       $ 2,698     $ 2,586     $ 3,222    $ 3,537    $ 2,459    $ 3,054
U.S. Government and federal
 agency obligations                 25,198      25,517       9,498      9,505     18,821     18,337
Other bonds and obligations          8,668       8,685       5,542      5,489      2,547      2,393
Mortgage-backed securities          28,759      29,112      10,389     10,289      8,709      8,668
                                   -------     -------     -------    -------    -------    -------
      Total                        $65,323     $65,900     $28,651    $28,820    $32,536    $32,452
                                   =======     =======     =======    =======    =======    =======

      The following table sets forth the scheduled maturities, carrying values and average yields for the Company's debt securities at June 30, 2002.


                                                                        At June 30, 2002
                                  --------------------------------------------------------------------------------------------
                                    One Year of Less        One to Five Years        Over Five Years             Totals
                                  --------------------    --------------------    --------------------    --------------------
                                  Amortized    Average    Amortized    Average    Amortized    Average    Amortized    Average
                                     Cost       Yield        Cost       Yield        Cost       Yield        Cost       Yield
                                  ---------    -------    ---------    -------    ---------    -------    ---------    -------
                                                                     (Dollars in thousands)

Securities available for sale:
------------------------------
U.S. Government and federal
 agency obligations                $3,036       4.10%      $22,162      4.14%      $     -         -%      $25,198      4.13%
Other bonds and obligations         3,064       5.82         4,119      5.02         1,485      2.82         8,668      4.93
Mortgage-backed securities              -          -             -         -        28,759      5.39        28,759      5.39
                                   ------                  -------                 -------                 -------
      Total                        $6,100       4.97%      $26,281      4.28%      $30,244      5.26%      $62,625      4.82%
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

      During the past several years, there has been an increase in demand deposit NOW and IOLTA accounts, resulting from the increase in commercial customers during this time period. IOLTA account balances are volatile due to large deposit relationships with law firms which maintain short-term deposits in real estate conveyancing accounts and have significant fluctuations in deposit account balances, particularly at month-end.

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.


                                                      At June 30,
                           -----------------------------------------------------------------
                                  2002                   2001                   2000
                           -------------------    -------------------    -------------------
                            Amount     Percent     Amount     Percent     Amount     Percent
                            ------     -------     ------     -------     ------     -------
                                                 (Dollars in thousands)

Savings deposit            $ 52,762     19.7%     $ 44,302     19.7%     $ 42,413     21.8%
NOW accounts                 26,971     10.1        22,342      9.9        17,055      8.8
IOLTA accounts               22,397      8.4        16,202      7.2        16,872      8.7
Money market deposits        21,466      8.0        18,591      8.3         8,370      4.3
Demand deposits              19,856      7.4        18,889      8.4        16,346      8.4
Certificate of deposits     123,986     46.4       104,424     46.5        93,079     48.0
                           --------    -----      --------    -----      --------    -----
    Total deposits         $267,438    100.0%     $224,750    100.0%     $194,135    100.0%
                           ========    =====      ========    =====      ========    =====

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2002.


                                                    Weighted
                                                    Average
      Maturity Period    Certificates of Deposit      Rate
      ---------------    -----------------------    --------
                          (Dollars in thousands)


        0-3 months               $12,197              4.52%
        3-6 months                 5,865              4.12
        6-12 months                9,554              3.54
        1-2 years                 19,390              4.07
        2-3 years                    129              6.10
        > 3 years                  3,976              5.97
                                 -------
              Total              $51,111              4.24%
                                 =======

      Borrowings. Deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by a portion of the Bank's mortgage loan portfolio. The Bank had FHLB advances of $58.1 million outstanding at June 30, 2002.

      The FHLB functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of its home mortgages provided certain standards related to creditworthiness have been met.

Personnel

      As of June 30, 2002, the Bank had 66 full-time employees and 25 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                         FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following is intended only as a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For federal income tax purposes, the Company and the Bank file consolidated income tax returns and report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts.

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

      Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Bank does not expect to be subject to the AMT.

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

      For additional information regarding taxation, see Note 9 of the Notes to Consolidated Financial Statements.


                                 REGULATION

General

      As a co-operative bank chartered by the Commonwealth of Massachusetts, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Commissioner of the Massachusetts Division of Banks (the "Commissioner"). In addition, as a bank whose deposits are insured by the FDIC under the Bank Insurance Fund, the Bank is subject to deposit insurance assessments by the FDIC, and the FDIC has examination and supervisory authority over the Bank, with a broad range of enforcement powers. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance funds, not bank stockholders.

      The following references to the laws and regulations under which the Bank and the Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations.

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

      Branches. With the approval of the Commissioner, bank branches may be established in any city or town in Massachusetts; in addition, co-operative banks may operate automated teller machines (ATMs) at any of their offices or, with the Commissioner's approval, anywhere in Massachusetts. Sharing of ATMs or "networking" is also permitted with the Commissioner's approval. Massachusetts chartered co-operative banks may also operate ATMs outside of Massachusetts if permitted to do so by the law of the jurisdiction in which the ATM is located.

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

Federal Banking Regulations

      Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. The FDIC Regulations define two tiers, or classes, of capital - Tier I Capital and Tier 2 Capital. For an institution with a rating of 1, the highest examination rating of the FDIC for banks, under the Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4% unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the bank.

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

      The following table shows the Company's and the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at June 30, 2002.


                                                                                       Minimum
                                                                                      To Be Well
                                                                   Minimum        Capitalized Under
                                                                   Capital        Prompt Corrective
                                               Actual            Requirement      Action Provisions
                                          ----------------    ----------------    -----------------
                                          Amount     Ratio    Amount     Ratio    Amount     Ratio
                                          ------     -----    ------     -----    ------     -----
                                                            (Dollars in thousands)

Total Capital to Risk Weighted Assets
  Consolidated                            $30,522    14.9%    $16,114     8.0%        N/A     N/A
  Bank                                     25,790    12.9      16,006     8.0     $20,007    10.0%
Tier 1 Capital to Risk Weighted Assets
  Consolidated                             28,461    13.9       8,057     4.0         N/A     N/A
  Bank                                     23,727    11.9       8,003     4.0      12,004     6.0
Tier 1 Capital to Average Assets
  Consolidated                             28,461     8.0      13,906     4.0         N/A     N/A
  Bank                                     23,727     7.0      12,908     4.0      16,135     5.0

      As the preceding table shows, the Company and the Bank exceeded the minimum capital adequacy requirements at June 30, 2002.

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

       The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank was "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets equal to or less than 2%. See "-Prompt Corrective Action." The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

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

      Under the Federal Deposit Insurance Act (the "FDICIA Act"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates and Insiders of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed comprehensive regulations implementing Sections 23A and 23B, which would establish certain exceptions to this policy. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, any covered transaction and certain other transactions, including the sale of assets or purchase of services, between a bank and any of its affiliates must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate. Further, most loans by a bank to its affiliate must be supported by collateral in amounts ranging from 100 to 130 percent of the loan amounts.

      A bank's loans to its executive officers, directors, any owner of 10% or more of its stock and any of certain entities affiliated to any such person (each an "insider") are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under Section 22(h), loans to an insider may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than either (a) $500,000 or (b) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus, unless certain requirements are met.

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

      Real Estate Lending Policies. FDIC regulations require that state-chartered non-member banks adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." At June 30, 2002, the Bank was categorized as "well capitalized".

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

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the bank's record of meeting the credit needs of its community. The FDIC is also required to assess the depository institution's record of meeting the credit needs of its community. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "High Satisfactory" CRA rating in its most recent examination from the Commonwealth of Massachusetts.

Holding Company Regulation

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act (the "BHCA"), as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of June 30, 2002, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

      As of June 30, 2002, the Company had registered as a financial holding company.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2002, of $2.9 million.

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

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3% on the first $46.5 million of net transaction accounts (subject to an exemption for the first $4.9 million), plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2002, the Bank met its reserve requirements.

Sarbanes-Oxley Act

      On July 31, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

      *   the creation of an independent accounting oversight board;
      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
      *   additional corporate governance and responsibility measures;
      * including the requirement that the chief executive officer and chief financial officer certify financial statements and the expansion of powers of audit committees;
      * expanded disclosure requirements, including accelerated reporting of stock transactions by insider;
      * mandatory disclosure by analysts of potential conflicts of interest; and
      *   a range of enhanced penalties for fraud and other violations.

      We do not believe that the Sarbanes-Oxley Act will have a material adverse affect upon our operations in the near term.

Federal Securities Laws

      The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

Other Federal Regulation

       In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA

PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:


      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.
      * Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.
      * Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
      * Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

ITEM 2.     PROPERTIES

      The following table sets forth certain information at June 30, 2002 regarding the Bank's office facilities, which are owned by the Bank, Lexington, Arlington and Bedford offices, which are leased, and certain other information relating to its property at that date.


                                                       Year      Square        Net Book
                                                    Completed    Footage         Value
                                                    ---------    -------       --------
                                                                            (In thousands)

Main Office            60 High Street
                       Medford, MA  02155              1931       7,000         $  984

West Medford Office    430 High Street
                       Medford, MA  02155              1970       2,500             21

Salem Street Office    201 Salem Street
                       Medford, MA  02155              1995       3,500            861

Lexington Office       1793 Massachusetts Avenue
                       Lexington, MA  02420            1998       3,000             75

Arlington Office       856 Massachusetts Avenue
                       Arlington, MA 02476             2000         500            173




Bedford Office         168 Great Road
                       Bedford, MA 01730               2002       2,500            257
                                                                                ------

      Net Book Value                                                            $2,371
                                                                                ======

      The Bank also owns an office building adjacent to its main office, located at 66 High Street, Medford, MA 02155, which had a net book value of $1.6 million at June 30, 2002. The Bank uses a portion of the top floor of this building to house some of its administrative and clerical services and leases the remaining space to third-party tenants.

      At June 30, 2002, the net book value of the Bank's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $514,000. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

      Neither the Company nor the Banks is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's consolidated financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.


                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MYST." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on January 8, 1998, the date of the conversion and initial public offering. At June 28, 2002, the last trading date in the Company's fiscal year, the Company's common stock closed at $16.91. On August 31, 2002, there were 1,465,803 shares of the Company's common stock outstanding, which were held of record by approximately 880 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

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


             Quarter Ended                   High        Low      Dividends
             -------------                   ----        ---      ---------

Fiscal year ended June 30, 2002:
  Fourth Quarter ended June 30, 2002        $19.750    $16.500      $0.09
  Third Quarter ended March 31, 2002         17.580     13.800       0.08
  Second Quarter ended December 31, 2001     15.250     13.320       0.08
  First Quarter ended September 30, 2001     15.700     14.850       0.08
Fiscal year ended June 30, 2001:
  Fourth Quarter ended June 30, 2001         16.100     14.250       0.08
  Third Quarter ended March 31, 2001         16.000     13.875       0.08
  Second Quarter ended December 31, 2000     14.000     13.125       0.08
  First Quarter ended September 30, 2000     13.750     12.000       0.07

ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning the Company at the dates and for the years indicated. The following information is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1.


                                                            At or for the Years Ended June 30,
                                              -------------------------------------------------------------
                                                 2002         2001         2000         1999         1998
                                                 ----         ----         ----         ----         ----
                                                      (Dollars in thousands, except per share data)

Balance sheet data:
  Total assets                                $ 356,733    $ 300,402    $ 263,888    $ 215,214    $ 199,049
  Loans, net                                    243,743      215,035      189,200      154,689      138,593
  Securities:
    Available for sale                           65,900       28,820       32,452       31,772       14,749
    Held to maturity                                  -            -            -        1,500       12,006
  Deposits                                      267,438      224,750      194,135      160,867      144,766
  Borrowings                                     58,135       44,618       38,750       18,978       16,505
  Subordinated debt                               5,000            -            -            -            -
  Total stockholders' equity                     23,923       29,015       29,189       34,052       36,127
Asset quality data:
  Non-performing loans                              108           15            2            -          150
  Allowance for loan losses                       2,063        1,784        1,531        1,348        1,236
Number of:
  Mortgage loans outstanding                      1,749        1,694        1,609        1,626        1,548
  Deposit accounts                               25,075       22,252       21,661       19,644       18,920
  Full service offices                                6            5            5            4            3
 Number of employees:
  Full-time                                          66           55           62           52           48
  Part-time                                          25           25           28           21           21
Statement of income data:
  Interest and dividend income                $  19,868    $  19,422    $  16,177    $  13,745    $  12,210
  Interest expense                               10,171        9,967        7,446        6,211        5,648
                                              ---------    ---------    ---------    ---------    ---------
  Net interest income                             9,697        9,455        8,731        7,524        6,562
  Provision for loan losses                         305          275          200          145          245
                                              ---------    ---------    ---------    ---------    ---------
  Net interest income after provision
   for loan losses                                9,392        9,180        8,531        7,379        6,317
  Other income                                    1,137        1,196          945        1,136        1,035
  Operating expenses                              7,871        8,470        6,715        6,042        4,774
                                              ---------    ---------    ---------    ---------    ---------
  Income before income taxes                      2,658        1,906        2,761        2,473        2,578
  Provision for income taxes                      1,031          721        1,072          971        1,031
                                              ---------    ---------    ---------    ---------    ---------
  Net income                                  $   1,627    $   1,185    $   1,689    $   1,502    $   1,547
                                              =========    =========    =========    =========    =========
Per share data:
  Weighted average shares
   outstanding - basic                        1,462,309    1,731,874    2,024,201    2,375,440          N/A
  Basic earnings per share                    $    1.11    $    0.68    $    0.83    $    0.63          N/A
  Weighted average shares
   outstanding - diluted                      1,504,249    1,767,902    2,024,201    2,375,440          N/A
  Diluted earnings per share                  $    1.08    $    0.67    $    0.83    $    0.63          N/A
  Cash dividends paid per share               $    0.33    $    0.31    $    0.26    $    0.21    $    0.05
  Book value per share                        $   17.56    $   16.39    $   16.43    $   15.06    $   14.50





                                                            At or for the Years Ended June 30,
                                              -------------------------------------------------------------
                                                 2002         2001         2000         1999         1998
                                                 ----         ----         ----         ----         ----
                                                      (Dollars in thousands, except per share data)

Selected operating ratios:
  Interest rate spread (1)                         2.88%        3.11%        3.43%        3.26%        3.54%
  Net interest margin (2)                          3.29         3.70         4.04         3.96         4.05
  Return on average assets                         0.53         0.44         0.74         0.75         0.90
  Return on average equity                         6.27         4.04         5.37         4.29         6.70
  Operating expenses as a percent
   of average total assets                         2.54         3.15         2.95         3.01         2.79
  Efficiency ratio (3)                            72.65        79.52        69.40        69.77        62.84
Asset quality ratios:
  Non-performing loans as a percent
   of net loans                                    0.04         0.01         0.00         0.00         0.11
  Non-performing loans as a percent
   of total assets                                 0.03         0.01         0.00         0.00         0.08
  Allowance for loan losses as a percent
   of non-performing loans                        1,910       11,893       76,550          N/A          824
  Net charge-offs (recoveries) to average
   loans                                           0.01         0.01         0.01         0.02        (0.01)
Capital ratios:
  Average equity to average assets                 8.38        10.91        13.81        17.48        13.48
  Regulatory Tier 1 leverage capital ratio         8.69        10.12        11.35        16.05        19.07
  Total equity to total assets                     8.67         9.66        11.06        15.82        18.15

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

Business Strategy

      The Bank's business strategy is to operate as a well-capitalized, profitable community bank dedicated to financing home ownership, small business and consumer needs in its market area and providing quality service to its customers. The Bank has implemented this strategy by: (i) monitoring the needs of customers and providing quality service; (ii) emphasizing consumer-oriented banking by originating residential mortgage loans and consumer loans, and by offering various deposit accounts and other financial services and products; (iii) recently increasing its emphasis on commercial banking and lending by originating loans for small businesses and providing greater services in its commercial and commercial real estate loan department; (iv) maintaining high asset quality through conservative underwriting; and (v) producing stable earnings.

Critical Accounting Policy

      The Notes to our Audited Consolidated Financial Statements for the year
ended June 30, 2002 included in our Annual Report on Form   10-K for the
year ended June 30, 2002, contain a summary of our significant accounting policies. We believe our policy with respect to the methodology for our determination of the allowance for loan losses, involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

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

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. The Bank regularly sells fixed rate loans with terms in excess of 15 years. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages. At June 30, 2002, the Bank's loan portfolio included $72.5 million of adjustable-rate one-to-four family mortgage loans, $56.2 million of adjustable-rate commercial real estate loans, $8.0 million of adjustable-rate or short-term commercial loans, and $4.1 million of adjustable-rate home equity loans. Together, these loans represent 57.8% of the Bank's net loans at June 30, 2002. See "Business-Lending Activities."

Average Balances, Interest and Average Yields

      The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the years indicated and the average yields earned and rates paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the years presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the table. The securities in the following table are presented at amortized cost.


                                                                           Years Ended June 30,
                                      ---------------------------------------------------------------------------------------------
                                                  2002                            2001                            2000
                                      -----------------------------   -----------------------------   -----------------------------
                                                 Interest   Average              Interest   Average              Interest   Average
                                      Average     Earned     Yield/   Average     Earned     Yield/   Average     Earned     Yield/
                                      Balance    or Paid      Rate    Balance    or Paid      Rate    Balance    or Paid      Rate
                                      -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                          (Dollars in thousands)

Interest-earning assets:
  Loans, net                          $226,711    $16,972    7.49%    $205,837    $16,597    8.06%    $173,319    $13,699    7.90%
  Securities                            50,765      2,405    4.74%      29,595      1,785    6.03%      31,196      1,822    5.84%
  Other earning assets (1)              17,564        491    2.80%      19,883      1,040    5.23%      11,822        656    5.55%
                                      --------    -------             --------    -------             --------    -------
      Total interest-earning assets    295,040     19,868    6.73%     255,315     19,422    7.61%     216,337     16,177    7.48%
                                                  -------                         -------                         -------
Cash and due from banks                  7,558                           6,320                           4,905
Other assets                             6,981                           6,867                           6,576
                                      --------                        --------                        --------
      Total assets                    $309,579                        $268,502                        $227,818
                                      ========                        ========                        ========
Interest-bearing liabilities:
  Regular and other deposits          $ 47,710        990    2.08%    $ 42,640        946    2.22%    $ 41,498        940    2.27%
  NOW accounts                          34,384        344    1.00%      29,472        433    1.47%      23,954        358    1.49%
  Money market deposits                 19,952        469    2.35%      12,415        485    3.91%       6,947        160    2.30%
  Certificates of deposit              111,193      5,510    4.96%      92,451      5,332    5.77%      79,063      4,061    5.14%
                                      --------    -------             --------    -------             --------    -------
      Total interest-bearing
       deposits                        213,239      7,313    3.43%     176,978      7,196    4.07%     151,462      5,519    3.64%
  FHLB borrowings                       49,854      2,789    5.59%      44,400      2,771    6.24%      32,314      1,927    5.96%
  Subordinated Debt                      1,250         69    5.52%
                                      --------    -------             --------    -------             --------    -------
       Total interest-bearing
        liabilities                    264,343     10,171    3.85%     221,378      9,967    4.50%     183,776      7,446    4.05%
                                                  -------                         -------                         -------
Demand deposit accounts                 17,837                          16,258                          11,149
Other liabilities                        1,458                           1,562                           1,438
                                      --------                        --------                        --------
      Total liabilities                283,638                         239,198                         196,363
Stockholders' equity                    25,941                          29,304                          31,455
                                      --------                        --------                        --------
      Total liabilities and
       stockholders' equity           $309,579                        $268,502                        $227,818
                                      ========                        ========                        ========
Net interest income                               $ 9,697                         $ 9,455                         $ 8,731
                                                  =======                         =======                         =======
Interest rate spread                                         2.88%                           3.11%                           3.43%
Net interest margin                                          3.29%                           3.70%                           4.04%
Interest-earning assets/
 interest-bearing liabilities             1.12x                           1.15x                           1.18x

--------------------
<F1>  Other earning assets include Bank Investment Fund, Liquidity Fund, FHLB overnight deposits, federal funds sold, the Co-operative Central Bank Reserve Fund and money market accounts.

Rate/Volume Analysis

      The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
(i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.


                                       Year Ended June 30,               Year Ended June 30,
                                          2002 vs 2001                      2001 vs 2000
                                      Increase (decrease)               Increase (decrease)
                                 ------------------------------    ------------------------------
                                             Due to                            Due to
                                 ------------------------------    ------------------------------
                                   Rate       Volume     Total      Rate      Volume       Total
                                   ----       ------     -----      ----      ------       -----
                                                          (In thousands)

Interest and dividend income:
  Loans, net                     $  (899)    $ 1,274     $ 375     $ 283     $ 2,615     $ 2,898
  Securities                        (266)        886       620        58         (95)        (37)
  Other earning assets              (439)       (110)     (549)      (40)        424         384
                                 -------     -------     -----     -----     -------     -------
      Total                       (1,604)      2,050       446       301       2,944       3,245
                                 -------     -------     -----     -----     -------     -------

Interest expense:
  Regular and other deposits         (53)         96        43       (17)         24           7
  NOW accounts                      (186)         97       (89)       (6)         81          75
  Money market deposits               31         (47)      (16)      153         172         325
  Certificates of deposit           (405)        584       179       554         716       1,270
  Borrowed funds                    (100)        118        18        93         751         844
  Subordinated debt                    0          69        69         -           -           -
                                 -------     -------     -----     -----     -------     -------
      Total                         (713)        917       204       777       1,744       2,521
                                 -------     -------     -----     -----     -------     -------
Change in net interest income    $  (891)    $ 1,133     $ 242     $(476)    $ 1,200     $   724
                                 =======     =======     =====     =====     =======     =======

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

Comparison of Financial Condition at June 30, 2002 and 2001

      The Company's total assets amounted to $356.7 million at June 30, 2002 compared to $300.4 million at June 30, 2001, an increase of $56.3 million or 18.7%. The increase in total assets is primarily attributable to an increase in net loans of $28.7 million or 13.4% and an increase in securities available for sale of $37.1 million or 128.7%.

      Cash and cash equivalents was $34.6 million at June 30, 2002 compared to $46.1 million at June 30, 2001, a decrease of $11.5 million or 25.0%. The decrease in short-term investments, of $10.9 million, was due to the increased loan demand in both the residential and commercial real estate areas and an increase in securities available for sale.

      Net loans increased by $28.7 million or 13.4% to $243.7 million or 68.3% of total assets at June 30, 2002 as compared to $215.0 million or 71.6% of total assets at June 30, 2001 as the Bank continued its emphasis on originating and retaining residential mortgage loans, commercial loans
and commercial real estate loans.   Securities, including FHLB stock, held
by the Company increased by $37.5 million or 119.5% to $68.8 million at June 30, 2002 from $31.3 million at June 30, 2001. The increase in the Company's securities portfolio reflects the Company's decision to invest a greater portion of its assets in US Government and federal agency obligations and mortgage-backed securities, which results in higher yields than cash and cash equivalents.

      Total deposits increased by $42.7 million or 19.0% to $267.4 million at June 30, 2002 from $224.8 million at June 30, 2001. Money market deposits increased to $21.5 million at June 30, 2002 from $18.6 million at June 30, 2001, an increase of $2.9 million or 15.5%. Certificates of deposit increased to $124.0 million at June 30, 2002 from $104.4 million at June 30, 2001, an increase of $19.6 million or 18.7%. Demand deposits and IOLTA accounts increased to $42.3 million at June 30, 2002 from $35.1 million at June 30, 2001, an increase of $7.2 million or 20.4% as a result of the Bank's continuing emphasis on developing relationships with small business. There were also increases in other deposit categories.

      Total borrowings increased by $13.5 million to $58.1 million at June 30, 2002 from $44.6 million at June 30, 2001. The Company's continued use of borrowed funds reflects additional funding needed to support its growth in net loans and increases in its securities portfolio.

      In April 2002, Mystic Financial Capital Trust I was formed for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in subordinated debentures. A total of $5.0 million of floating rate trust preferred securities were outstanding at June 30, 2002. See Note 8 to the Audited Financial Statements for more information.

      Stockholders' equity decreased by $5.1 million to $23.9 million at June 30, 2002 from $29.0 million at June 30, 2001 as a result of the repurchase of 433,281 shares of common stock held in treasury at a cost of $7.1 million, dividends paid of $484,000, offset by an increase in the net unrealized gain on securities available for sale of $232,000, net income of $1.6 million, proceeds from exercise of stock options of $36,000, a reduction in unearned RRP stock of $201,000, and a reduction in unearned ESOP shares of $365,000.

      Book value per share of common stock was $17.56 as of June 30, 2002 as compared to $16.39 as of June 30, 2001. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,362,717 shares of common stock outstanding as of June 30, 2002 for purposes of calculating the Company's book value per share.

Comparison of the Operating Results for the Years Ended June 30, 2002 and 2001

      Net Income. Net income was $1.6 million for the year ended June 30, 2002 as compared to $1.2 million for the year ended June 30, 2001. This $442,000 increase in net income during the year was the result of an increase in net interest income of $242,000 and a decrease in operating expenses of $599,000 offset by an increase in provision for loan losses of $30,000, a decrease in other income of $59,000 and an increase in provision for income taxes of $310,000. The decrease in operating expenses during the year was largely related to a one-time non-recurring pre-tax charge of $861,000 in May 2001 pertaining to a contractural payment made to the Company's former President and Chief Executive Officer. The return on average assets for the year ended June 30, 2002 was .53% compared to .44% for the year ended June

30, 2001. The return on average equity for the year ended June 30, 2002 was 6.27% compared to 4.04% for the year ended June 30, 2001.

      Earnings per share on a basic and diluted basis was $1.11 and $1.08, respectively, for the year ended June 30, 2002 compared to $.68 and $.67 on a basic and diluted basis for the year ended June 30, 2001.

      Interest Income. Total interest and dividend income increased by $446,000 or 2.3% to $19.9 million for the year ended June 30, 2002 from $19.4 million for the year ended June 30, 2001. The increase in interest income was primarily the result of a higher level of loans and securities offset by a decrease in other earning assets. The average balance of net loans for the year ended June 30, 2002 was $226.7 million compared to $205.8 million for the year ended June 30, 2001. The average yield on net loans was 7.49% for the year ended June 30, 2002 compared to 8.06% for the year ended June 30, 2001. The average balance of securities for the year ended June 30, 2002 was $50.8 million compared to $29.6 million for the year ended June 30, 2001. The average yield on securities was 4.74% for the year ended June 30, 2002 compared to 6.03% for the year ended June 30, 2001. The average balance of other earning assets for the year ended June 30, 2002 was $17.6 million compared to $19.9 million for the year ended June 30, 2001. The average yield on other earning assets was 2.80% for the year ended June 30, 2002 compared to 5.23% for the year ended June 30, 2001.

      Interest Expense. Total interest expense increased by $204,000 or 2.0% to $10.2 million for the year ended June 30, 2002 from $10.0 million for the year ended June 30, 2001. The increase in interest expense resulted from an increase in the overall deposit balances as well as an increase in FHLB borrowings. Average interest-bearing deposits increased by $36.3 million or 20.5% to $213.2 million for the year ended June 30, 2002 from $177.0 million for the year ended June 30, 2001. Average borrowings increased by $5.5 million to $49.9 million for the year ended June 30, 2002 from $44.4 million for the year ended June 30, 2001. The average rate on interest-bearing deposits decreased 64 basis points to 3.43% for the year ended June 30, 2002 from 4.07% for the year ended June 30, 2001, while the average rate on borrowed funds decreased 65 basis points to 5.59% from 6.24% during the same period.

      Net Interest Income. Net interest income for the year ended June 30, 2002 was $9.7 million as compared to $9.5 million for the year ended June 30, 2001. The $242,000 or 2.6% increase is attributed to the $446,000 increase in interest and dividend income partially offset by the $204,000 increase in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 88 basis points to 6.73% for the year ended June 30, 2002 from 7.61% for the year ended June 30, 2001, while the average cost on interest-bearing liabilities decreased by 65 basis points to 3.85% for the year ended June 30, 2002 from 4.50% for the year ended June 30, 2001. As a result, the interest rate spread decreased by 23 basis points to 2.88% for the year ended June 30, 2002 from 3.11% for the year ended June 30, 2001.

      Provision for Loan Losses. The provision for loan losses was $305,000 for the year ended June 30, 2002 as compared to $275,000 for the year ended June 30, 2001. The increase reflects the growth in net loans and continued emphasis on small business lending. At June 30, 2002, the balance of the allowance for loan losses was $2.1 million or .84% of total loans. During the year ended June 30, 2002, $30,000 was charged against the allowance for loan losses while $4,000 in recoveries was credited to the allowance for loan losses. At June 30, 2001, the balance of the allowance for loan losses was $1.8 million or .82% of total loans. During the year ended June 30, 2001, $27,000 was charged against allowance for loan losses while $5,000 in recoveries was credited to the allowance for loan losses. There were two non-performing loans of $108,000 at June 30, 2002. At June 30, 2001, there was one non-performing loan of $15,000.

      Other Income. Other income was $1.1 million for the year ended June 30, 2002 compared to $1.2 million for the year ended June 30, 2001. The $59,000 decrease was the result of an increase in customer service fees of $81,000, offset by a decrease in the gain on the sale of securities of $129,000 and a decrease in miscellaneous income of $11,000. The decrease in miscellaneous income includes an increase in the gain on loans sold of $103,000, an increase in rental income of $27,000, offset by a decrease in gains from covered call options of $77,000 and a decrease of miscellaneous income of $58,000.

      Operating Expenses. Operating expenses decreased by $599,000 or 7.1% to $7.9 million for the year ended June 30, 2002 from $8.5 million for the year ended June 30, 2001. Salaries and employee benefits decreased by $757,000, of which $861,000 is attributable to a one-time, non-recurring pre-tax charge related to a contractual payment made to the Company's former President and Chief Executive Officer. Other general and administrative expenses increased by $74,000 and occupancy and equipment expense increased by $94,000 attributable to operating expenses associated with the Bedford branch location which opened in June 2002. Annual operating expenses are expected to increase in future periods due to the increased cost of operating as a publicly held stock institution.

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

Comparison of the Operating Results for the Years Ended June 30, 2001 and 2000

      Net Income. Net income was $1.2 million for the year ended June 30, 2001 as compared to $1.7 million for the year ended June 30, 2000. This $504,000 decrease in net income during the period was the result of an increase in operating expenses of $1.8 million largely related to a one-time, non-recurring pre-tax charge of $861,000 relating to a contractual payment made to the Company's former President and Chief Executive Officer and a full year's operating expense for the Company's branch office opened in Arlington, Massachusetts in May 2000, offset by an increase in other income of $251,000, and a decrease in provision for income taxes of $351,000. The return on average assets for the year ended June 30, 2001 was .44% compared to .74% for the year ended June 30, 2000. The return on average equity for the year ended June 30, 2001 was 4.04% compared to 5.37% for the year ended June 30, 2000.

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


        39>


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

      Provision for Loan Losses. The provision for loan losses was $275,000 for the year ended June 30, 2001 as compared to $200,000 for the year ended June 30, 2000. The increase reflects the growth in net loans and continued emphasis on small business lending. At June 30, 2001, the balance of the allowance for loan losses was $1.8 million or .82% of total loans. During the year ended June 30, 2001, $27,000 was charged against the allowance for loan losses while $5,000 in recoveries was credited to the allowance for loan losses. At June 30, 2000, the balance of the allowance for loan losses was $1.5 million or .80% of total loans. During the year ended June 30, 2000, $23,000 was charged against allowance for loan losses while $6,000 in recoveries was credited to the allowance for loan losses. There was one non-performing loan of $15,000 at June 30, 2001. At June 30, 2000, there was one non-performing loan of $2,000.

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

Liquidity and Capital Resources

      The Company's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of securities and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. Liquidity resources are used primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 2002 was 66.9%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company or the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds from the FHLB. At June 30, 2002, the Bank had borrowings of $58.1 million from the FHLB.

      At June 30, 2002, the Bank had $12.8 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $63.9 million at June 30, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      On April 10, 2002, Mystic Financial Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million capital securities designated the Floating Rate TRUPS(R) (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Company. The Capital Securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.70%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond April 22, 2032. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the Capital Securities. The Capital Securities are mandatorily redeemable upon the maturing of the Subordinated Debentures April 22, 2032 or upon earlier redemption as provided in the Indenture Agreement. The Company has the right to redeem the Subordinated Debentures, in whole or in part, on any April 22 and October 22 on or after April 22, 2007 at the liquidation amount, plus any accrued but unpaid interest to the redemption date.

      At June 30, 2002, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and the Bank's regulatory capital at June 30, 2002 see
"Regulation-Federal Banking Regulations-Capital Requirements."

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

      Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby affecting net interest income ("NII"), the primary component of the Company's earnings. During the year ended June 30, 2002, the Company continued working with a consulting group to perform its interest rate risk simulation analysis. ALCO utilizes the results of a simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling one-year horizon, it also utilizes additional tools to monitor potential longer-term risk.

      The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet.

This sensitivity analysis is compared to board and ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. The Company uses various other assumptions in its sensitivity analysis. For securities, in the event of a call provision, if the interest rate is lower than the contractual rate, reinvestment is assumed at the lower rate. For residential mortgage loans, the Company uses the PSA method to generate different prepayment assumptions. Commercial loans and commercial real estate loans do not include any amortization or prepayment amounts. For money market accounts, NOW accounts, and regular savings deposits, not all deposits within these categories are assumed to increase by the full extent of the interest rate shift based upon management's judgment as to deposit elasticity. The following reflects the Company's NII sensitivity analysis as of April 30, 2002 (most recent).


                            Estimated NII Sensitivity
                            -------------------------
          Rate Change       Year One        Year Two
          -----------       --------        --------

       +200 basis points      2.97%           8.51%
       -200 basis points     (1.99%)         (5.65%)

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Mystic Financial, Inc. and Subsidiary are included in pages F-1 through F-39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 6 through 10, and page 23 of the Company's Proxy Statement for the 2002 Annual Meeting of
Stockholders (the "Proxy Statement") is incorporated herein by reference:
"Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

      The following information included on pages 11 through 23 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Directors' Compensation," "-Executive Compensation," "-Employment Agreements," and "-Benefits."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 3 through 5 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Stockholders of the Company" and "-Security Ownership of Management."

      The following table sets forth the aggregate information of the Company's equity compensation plans as in effect as of June 30, 2002.

                  Equity Compensation Plan Information


                                                                         Number of securities
                                                                       remaining available for
                       Number of securities                             future issuance under
                           to be issued          Weighted-average        equity compensation
                         upon exercise of       exercise price of          plans (excluding
                       outstanding options,    outstanding options,    securities reflected in
Plan category          warrants and rights     warrants and rights           column (a))
-------------          --------------------    --------------------    -----------------------
                               (a)                    (b)                        (c)

Equity compensation
 plans approved by
 security holders             257,355                 $12.06                      -

Equity compensation
 plans not approved
 by security holders                -                      -                      -
                              -------                                            --
      Total                   257,355                 $12.06                      -
                              =======                                            ==

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 23 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Transactions with Certain Related Persons."


                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) Listed below are all financial statements and exhibits filed as part of this report:

            (1) The consolidated balance sheets of Mystic Financial, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002, together with the related notes and the independent auditors' report of Wolf & Company, P.C. independent certified public accountants.
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

3.1             Certificate of Incorporation of Mystic Financial, Inc.*

3.2             Bylaws of Mystic Financial, Inc.*

4.3             Specimen of Stock Certificate of Mystic Financial, Inc.*

10.1            Employee Stock Ownership Plan and Trust Agreement of Mystic Financial, Inc.*

10.2            Employment Agreement between Mystic Financial, Inc. and Ralph W. Dunham. *

10.3            Employment Agreement between Mystic Financial, Inc. and John M. O'Donnell. *

10.4            Employment Agreement between Mystic Financial, Inc. and Anthony J. Patti. ****

10.5            Employment Agreement between Medford Co-operative Bank and Thomas G. Burke. *

10.6            Employment Agreement between Medford Co-operative Bank and Robert Kaminer **

10.7            Severance Pay Plan of Medford Co-operative Bank **

10.8            Mystic Financial, Inc. Retirement Plan for Non-employee Directors ***

10.9            Guarantee Agreement dated April 10, 2002 by Mystic Financial, Inc.
                and Wilmington Trust Company. ****

10.10           Indenture Agreement dated April 10, 2002 by Mystic Financial, Inc.
                and Wilmington Trust Company. ****

10.11           Amendment to the Employee Stock Ownership Plan and Trust Agreement of Mystic Financial, Inc. ****

21.1            Subsidiaries of the Registrant. *

23.1            Consent of Wolf & Company, P.C.

99.1            Proxy Statement for the 2002 Annual Meeting of Stockholders of Mystic Financial, Inc.
                (previously filed with the Securities and Exchange Commission on September 20, 2002).

99.2            Certifications of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as added by
                Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* Incorporated herein by reference to Registration Statement No. 333-34447 on Form S-1 of Mystic Financial, Inc. filed with the Securities and Exchange Commission on August 27, 1997, as amended.
** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on November 14, 2000.




*** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on February 12, 2001.
**** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on May 14, 2002.

(b) The Company has not filed any reports on Form 8-K for the quarter ended June 30, 2002.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on September 11, 2002.

                                       Mystic Financial, Inc.


                                       BY:  /s/ Ralph W. Dunham
                                            -------------------------------
                                            Ralph W. Dunham
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

        Name                          Title                  Date
        ----                         -----                   ----

/s/ Ralph W. Dunham            Director, President, Chief    September 11, 2002
----------------------------   Executive Officer, and
Ralph W. Dunham                Treasurer (Principal
                               executive officer)

/s/ Anthony J. Patti           Senior Vice-President and     September 11, 2002
----------------------------   Chief Financial Officer
Anthony J. Patti               (Principal financial officer)

/s/ Julie Bernardin            Director                      September 11, 2002
----------------------------
Julie Bernardin

/s/ Frederick N. Dello Russo   Director                      September 11, 2002
----------------------------
Frederick N. Dello Russo

/s/ John A. Hackett            Director                      September 11, 2002
----------------------------
John A. Hackett

/s/ Richard M. Kazanjian       Director                      September 11, 2002
----------------------------
Richard M. Kazanjian

/s/ John W. Maloney            Director                      September 11, 2002
----------------------------
John W. Maloney

/s/ John J. McGlynn            Director, Chairman of the     September 11, 2002
----------------------------   Board

John J. McGlynn

/s/ Lorraine P. Silva          Director                      September 11, 2002
----------------------------
Lorraine P. Silva

                               CERTIFICATIONS

      I, Ralph W. Dunham, certify that:

1. I have reviewed this annual report on Form 10-K of Mystic Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 11, 2002              /s/ Ralph W. Dunham
                                       -------------------
                                       Ralph W. Dunham
                                       President and Chief Executive Officer

      I, Anthony J. Patti, certify that:

1. I have reviewed this annual report on Form 10-K of Mystic Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 11, 2002              /s/ Anthony J. Patti
                                       --------------------
                                       Anthony J. Patti
                                       Senior vice President, Chief
                                       Financial Officer and Treasurer

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of June 30, 2002 and 2001                F-3

Consolidated Statements of Income for each of the years
      in the three-year period ended June 30, 2002                      F-4

Consolidated Statements of Changes in Stockholders' Equity
      for each of the years in the three-year period ended
      June 30, 2002                                                     F-5

Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended June 30, 2002                     F-6

Notes to Consolidated Financial Statements                              F-8

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mystic Financial, Inc.


We have audited the consolidated balance sheets of Mystic Financial, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mystic Financial, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
July 18, 2002

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                                     June 30,
                                                              ----------------------
                                                                2002          2001
                                                                ----          ----
                                                              (Dollars In Thousands)

Cash and due from banks                                       $ 18,155      $ 10,459
Federal funds sold                                              10,653        18,992
Short-term investments                                           5,804        16,678
                                                              --------      --------
      Total cash and cash equivalents                           34,612        46,129

Securities available for sale, at fair value                    65,900        28,820
Federal Home Loan Bank stock, at cost                            2,932         2,532
Mortgage loans held for sale                                     1,231           274
Loans, net of allowance for loan losses of $2,063 and
 $1,784, respectively                                          243,743       215,035
Banking premises and equipment, net                              2,885         2,493
Real estate held for investment, net                             1,586         1,649
Accrued interest receivable                                      1,784         1,410
Due from Co-operative Central Bank                                 929           929
Other assets                                                     1,131         1,131
                                                              --------      --------
                                                              $356,733      $300,402
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                      $267,438      $224,750
Federal Home Loan Bank borrowings                               58,135        44,618
Subordinated debt                                                5,000             -
Mortgagors' escrow accounts                                        792           756
Accrued interest payable                                           611           558
Accrued expenses and other liabilities                             834           705
                                                              --------      --------
      Total liabilities                                        332,810       271,387
                                                              --------      --------

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                                    -             -
  Common stock, $.01 par value, 5,000,000
   shares authorized; 2,719,125 and 2,716,125
   shares issued, respectively                                      27            27
  Additional paid-in capital                                    25,699        25,643
  Retained earnings                                             17,099        15,956
  Treasury stock, at cost - 1,253,322 shares and
   820,041 shares, respectively                                (17,124)      (10,055)
  Accumulated other comprehensive income                           350           118
  Unearned ESOP shares                                          (1,622)       (1,967)
  Unearned RRP shares                                             (506)         (707)
                                                              --------      --------
      Total stockholders' equity                                23,923        29,015
                                                              --------      --------
                                                              $356,733      $300,402
                                                              ========      ========

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME


                                                               Years Ended June 30,
                                                     ------------------------------------------
                                                        2002            2001            2000
                                                        ----            ----            ----
                                                    (Dollars In Thousands, Except Per Share Data)

Interest and dividend income:
  Interest and fees on loans                         $   16,972      $   16,597      $   13,699
  Interest and dividends on securities                    2,405           1,785           1,822
  Other interest                                            491           1,040             656
                                                     ----------      ----------      ----------
      Total interest and dividend income                 19,868          19,422          16,177
                                                     ----------      ----------      ----------

Interest expense:
  Deposits                                                7,313           7,196           5,519
  Federal Home Loan Bank borrowings                       2,789           2,771           1,927
  Subordinated debt                                          69               -               -
                                                     ----------      ----------      ----------
      Total interest expense                             10,171           9,967           7,446
                                                     ----------      ----------      ----------
Net interest income                                       9,697           9,455           8,731
Provision for loan losses                                   305             275             200
                                                     ----------      ----------      ----------
Net interest income, after provision for loan
 losses                                                   9,392           9,180           8,531
                                                     ----------      ----------      ----------

Other income:
  Customer service fees                                     890             809             684
  Gain on sales of securities available for
   sale, net                                                 45             174             128
  Miscellaneous                                             202             213             133
                                                     ----------      ----------      ----------
      Total other income                                  1,137           1,196             945
                                                     ----------      ----------      ----------

Operating expenses:
  Salaries and employee benefits                          4,680           5,437           4,106
  Occupancy and equipment expenses                        1,001             907             752
  Data processing expenses                                  335             345             296
  Other general and administrative expenses               1,855           1,781           1,561
                                                     ----------      ----------      ----------
      Total operating expenses                            7,871           8,470           6,715
                                                     ----------      ----------      ----------
Income before income taxes                                2,658           1,906           2,761
Provision for income taxes                                1,031             721           1,072
                                                     ----------      ----------      ----------
Net income                                           $    1,627      $    1,185      $    1,689
                                                     ==========      ==========      ==========

Earnings per share - basic                           $     1.11      $     0.68      $     0.83
                                                     ==========      ==========      ==========

Weighted average shares outstanding - basic           1,462,309       1,731,874       2,024,201
                                                     ==========      ==========      ==========

Earnings per share - diluted                         $     1.08      $     0.67      $     0.83
                                                     ==========      ==========      ==========

Weighted average shares outstanding - diluted         1,504,249       1,767,902       2,024,201
                                                     ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended June 30, 2002, 2001 and 2000


                                                                             Accumulated
                                          Additional                           Other       Unearned  Unearned     Total
                                  Common   Paid-In    Retained   Treasury   Comprehensive    ESOP      RRP     Stockholders'
                                  Stock    Capital    Earnings    Stock     Income (Loss)   Shares    Shares      Equity
                                  ------  ----------  --------   --------   -------------  --------  --------  -------------
                                                                  (Dollars In Thousands)

Balance at June 30, 1999           $27     $25,688    $14,128    $ (3,485)      $ 394      $(2,700)   $     -     $34,052
                                                                                                                  -------
Comprehensive income:
  Net income                         -           -      1,689           -           -            -          -       1,689
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                   -           -          -           -        (449)           -          -        (449)
                                                                                                                  -------
      Total comprehensive income                                                                                    1,240
                                                                                                                  -------
Cash dividends paid ($0.26 per
 share)                              -           -       (522)          -           -            -          -        (522)
Purchase of treasury stock
 (436,180 shares)                    -           -          -      (4,939)          -            -          -      (4,939)
Decrease in unearned ESOP
 shares                              -         (87)         -           -           -          376          -         289
Purchase of RRP shares               -           -          -           -           -            -     (1,295)     (1,295)
Decrease in unearned RRP shares      -           -          -           -           -            -        364         364
                                   ---     -------    -------    --------       -----      -------    -------     -------
Balance at June 30, 2000            27      25,601     15,295      (8,424)        (55)      (2,324)      (931)     29,189
                                                                                                                  -------

Comprehensive income:
  Net income                         -           -      1,185           -           -            -          -       1,185
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                   -           -          -           -         173            -          -         173
                                                                                                                  -------
      Total comprehensive income                                                                                    1,358
                                                                                                                  -------
Cash dividends paid ($0.31
 per share)                          -           -       (524)          -           -            -          -        (524)
Purchase of treasury stock
 (117,614 shares)                    -           -          -      (1,631)          -            -          -      (1,631)
Stock options exercised
 (5,000 shares)                      -          60          -           -           -            -          -          60
Decrease in unearned ESOP shares     -         (18)         -           -           -          357          -         339
Decrease in unearned RRP shares      -           -          -           -           -            -        224         224
                                   ---     -------    -------    --------       -----      -------    -------     -------
Balance at June 30, 2001            27      25,643     15,956     (10,055)        118       (1,967)      (707)     29,015
                                                                                                                  -------

Comprehensive income:
  Net income                         -           -      1,627           -           -            -          -       1,627
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                   -           -          -           -         232            -          -         232
                                                                                                                  -------
      Total comprehensive income                                                                                    1,859
                                                                                                                  -------
Cash dividends paid ($0.33
 per share)                          -           -       (484)          -           -            -          -        (484)
Purchase of treasury stock
 (433,281 shares)                    -           -          -      (7,069)          -            -          -      (7,069)
Stock options exercised
 (3,000 shares)                      -          36          -           -           -            -          -          36
Decrease in unearned ESOP shares     -          20          -           -           -          345          -         365
Decrease in unearned RRP shares      -           -          -           -           -            -        201         201
                                   ---     -------    -------    --------       -----      -------    -------     -------
Balance at June 30, 2002           $27     $25,699    $17,099    $(17,124)      $ 350      $(1,622)   $  (506)    $23,923
                                   ===     =======    =======    ========       =====      =======    =======     =======

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Years Ended June 30,
                                                             ------------------------------------
                                                               2002          2001          2000
                                                               ----          ----          ----
                                                                        (In Thousands)

Cash flows from operating activities:
  Net income                                                 $  1,627      $  1,185      $  1,689
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                     305           275           200
    Net amortization (accretion) of securities                    164           (51)          (29)
    Amortization of unearned ESOP shares                          365           339           289
    Amortization of unearned RRP stock                            201           224           364
    Gain on sales of securities available for sale, net           (45)         (174)         (128)
    Depreciation and amortization expense                         386           418           375
    Deferred income tax benefit                                  (247)          (75)          (82)
    Net change in:
      Loans held for sale                                        (957)          269          (137)
      Accrued interest receivable                                (374)          (86)          (59)
      Other assets                                                 71            58          (646)
      Accrued interest payable                                     53            77           147
      Accrued expenses and other liabilities                      129            44           466
                                                             --------      --------      --------
        Net cash provided by operating activities               1,678         2,503         2,449
                                                             --------      --------      --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales                                                       1,967        20,388         9,888
    Maturities, prepayments and calls                          11,637        14,769           331
    Purchases                                                 (50,395)      (31,048)      (11,432)
  Maturities, prepayments and calls of held to maturity
   securities                                                       -             -         1,500
  Purchase of Federal Home Loan Bank stock                       (400)          (94)       (1,358)
  Loans originated, net of payments received                  (29,013)      (26,110)      (34,711)
  Purchases of banking premises and equipment                    (715)          (45)         (466)
  Additions to real estate held for investment                      -           (37)            -
                                                             --------      --------      --------
        Net cash used by investing activities                 (66,919)      (22,177)      (36,248)
                                                             --------      --------      --------

                                 (continued)

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)


                                                                     Years Ended June 30,
                                                             ------------------------------------
                                                               2002          2001          2000
                                                               ----          ----          ----
                                                                        (In Thousands)

Cash flows from financing activities:
  Net increase in deposits                                     42,688        30,615        33,268
  Proceeds from borrowings                                     22,500        17,900        35,200
  Repayment of borrowings                                      (8,983)      (12,032)      (15,428)
  Proceeds from issuance of subordinated debt                   5,000             -             -
  Net increase in mortgagors' escrow accounts                      36            84           125
  Purchase of treasury stock                                   (7,069)       (1,631)       (4,939)
  Proceeds from exercise of stock options                          36            60             -
  Purchase of RRP shares                                            -             -        (1,295)
  Cash dividends paid                                            (484)         (524)         (522)
                                                             --------      --------      --------
        Net cash provided by financing activities              53,724        34,472        46,409
                                                             --------      --------      --------

Net change in cash and cash equivalents                       (11,517)       14,798        12,610

Cash and cash equivalents at beginning of year                 46,129        31,331        18,721
                                                             --------      --------      --------

Cash and cash equivalents at end of year                     $ 34,612      $ 46,129      $ 31,331
                                                             ========      ========      ========

Supplemental information:
  Interest paid                                              $ 10,118      $  9,890      $  7,299
  Income taxes paid, net                                          962           969         1,215

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended June 30, 2002, 2001 and 2000

l.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and business

The consolidated financial statements include the accounts of Mystic Financial, Inc. (the "Company") and its wholly-owned subsidiary, Medford Co-operative Bank (the "Bank") and Mystic Financial Capital Trust I (the "Trust"). The Bank has two wholly-owned subsidiaries, Mystic Securities Corp., which engages in the purchase and sale of securities and Mystic Investment Inc. which is inactive. The Trust was formed in April 2002 for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in subordinated debentures issued by the Company. Mystic Financial, Inc. became the Bank's holding company on January 8, 1998 in connection with the Bank's conversion from mutual to stock form. Effective May 25, 2000, the Company changed its classification from a bank holding company to a financial holding company. All significant intercompany accounts have been eliminated in consolidation.

The Bank provides a variety of financial services to individuals and businesses through its six offices in Medford, Arlington, Lexington, and Bedford, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and consumer loans.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash equivalents

Cash equivalents include amounts due from banks, federal funds sold and short-term investments with original maturities of three months or less.

Short-term investments

Short-term investments are carried at cost, which approximates fair value, and consist of money market funds and interest-bearing deposits in the Bank Investment Fund-Liquidity Fund.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restrictions on cash and amounts due from banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2002 and 2001, these reserve balances amounted to $1,747,000 and $1,500,000, respectively.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans (concluded)

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (concluded)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin if imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

Banking premises and equipment and real estate held for investment

Land is carried at cost. Buildings, improvements, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock compensation plans

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See note 13.)

Advertising costs

Advertising costs are expensed as incurred.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

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

The components of other comprehensive income/loss and related tax effects are as follows:


                                                 Years Ended June 30,
                                             ----------------------------
                                              2002       2001       2000
                                              ----       ----       ----
                                                    (In Thousands)

Change in unrealized holding gains/losses
 on available-for-sale securities            $ 453      $ 427      $(562)
Reclassification adjustment for gains
 realized in income                            (45)      (174)      (128)
                                             -----      -----      -----
Change in net unrealized gains/losses          408        253       (690)
Tax effect                                    (176)       (80)       241
                                             -----      -----      -----
Net-of-tax amount                            $ 232      $ 173      $(449)
                                             =====      =====      =====

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

2.    SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities with gross unrealized gains and losses is as follows:


                                                 June 30, 2002
                                 -----------------------------------------------
                                                Gross        Gross
                                 Amortized    Unrealized   Unrealized     Fair
                                    Cost        Gains        Losses       Value
                                 ---------    ----------   ----------     -----
                                                (In Thousands)

U.S. Government and
 federal agency obligations        $25,198      $  319       $   -       $25,517
Mortgage-backed securities          28,759         360          (7)       29,112
Other bonds and obligations          8,668         153        (136)        8,685
Marketable equity securities         2,698         250        (362)        2,586
                                   -------      ------       -----       -------
      Total                        $65,323      $1,082       $(505)      $65,900
                                   =======      ======       =====       =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SECURITIES AVAILABLE FOR SALE (concluded)


                                                 June 30, 2001
                                 -----------------------------------------------
                                                Gross        Gross
                                 Amortized    Unrealized   Unrealized     Fair
                                    Cost        Gains        Losses       Value
                                 ---------    ----------   ----------     -----
                                                (In Thousands)

U.S. Government and
 federal agency obligations        $ 9,498      $ 14         $  (7)      $ 9,505
Mortgage-backed securities          10,389         4          (104)       10,289
Other bonds and obligations          5,542        30           (83)        5,489
Marketable equity securities         3,222       604          (289)        3,537
                                   -------      ----         -----       -------
      Total                        $28,651      $652         $(483)      $28,820
                                   =======      ====         =====       =======

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2002 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                              Amortized     Fair
                                 Cost       Value
                              ---------     -----
                                 (In Thousands)

Within 1 year                  $ 6,100     $ 6,186
Over 1 year to 5 years          26,281      26,667
Over 5 years                     1,485       1,349
                               -------     -------
                                33,866      34,202

Mortgage-backed securities      28,759      29,112
                               -------     -------
      Total                    $62,625     $63,314
                               =======     =======

During the years ended June 30, 2002, 2001 and 2000, proceeds from sales of securities available for sale amounted to $1,967,000, $20,388,000 and $9,888,000, respectively. Gross realized gains for 2002, 2001 and 2000 amounted to $457,000, $637,000 and $420,000, respectively, and gross realized losses were $412,000, $463,000 and $292,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

3.    LOANS

A summary of the balances of loans follows:


                                            June 30,
                                     ----------------------
                                       2002          2001
                                       ----          ----
                                         (In Thousands)

Mortgage loans on real estate:
  Fixed residential                  $ 81,423      $ 71,729
  Adjustable residential               72,492        66,434
  Commercial                           58,889        50,483
  Construction                         11,015         9,282
  Home equity lines of credit           4,965         3,880
                                     --------      --------
                                      228,784       201,808

Other loans:
  Commercial                            8,051         6,792
  Commercial lines of credit            8,164         6,722
  Personal                              1,004         1,532
                                     --------      --------
                                       17,219        15,046
                                     --------      --------
      Total loans                     246,003       216,854
  Net deferred loan fees                 (197)          (35)
  Allowance for loan losses            (2,063)       (1,784)
                                     --------      --------
      Loans, net                     $243,743      $215,035
                                     ========      ========

An analysis of the allowance for loan losses follows


                                       Years Ended June 30,
                                  ------------------------------
                                   2002        2001        2000
                                   ----        ----        ----
                                          (In Thousands)

Balance at beginning of year      $1,784      $1,531      $1,348
Provision for loan losses            305         275         200
Recoveries                             4           5           6
Charge-offs                          (30)        (27)        (23)
                                  ------      ------      ------
Balance at end of year            $2,063      $1,784      $1,531
                                  ======      ======      ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

LOANS (concluded)

At June 30, 2002 and 2001, the recorded investment in impaired loans amounted to $103,000 and $15,000, respectively, none of which related to loans with a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans. The average investment in impaired loans for the years ended June 30, 2002, 2001, and 2000 amounted to $28,000, $19,000 and $36,000, respectively, and interest income recognized on a cash basis on impaired loans amounted to $1,000, $0 and $5,000, respectively. Non-accrual loans amounted to $108,000 and $15,000 at June 30, 2002 and 2001, respectively.

On a fee basis, the Bank services loans it has originated and sold to others. At June 30, 2002 and 2001, such loans amounted to $23,873,000 and $23,749,000, respectively. All loans serviced for others were sold without recourse provisions.

4.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment is as follows:


                                                          June 30,
                                                    ---------------------
                                                      2002          2001
                                                      ----          ----
                                                       (In Thousands)

Banking premises:
  Land                                              $   242       $   242
  Buildings and improvements                          2,452         2,447
  Leasehold improvements                                564           305
Equipment                                             2,687         2,236
                                                    -------       -------
                                                      5,945         5,230
Less accumulated depreciation and amortization       (3,060)       (2,737)
                                                    -------       -------
                                                    $ 2,885       $ 2,493
                                                    =======       =======

Depreciation and amortization expense for the years ended June 30, 2002, 2001 and 2000 amounted to $323,000, $357,000 and $318,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

5.    REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment represents property adjacent to the Bank's main office which is primarily leased as commercial retail and office space. The Bank occupies a portion of the building for its own activities. A summary of the cost and accumulated depreciation is as follows:


                                      June 30,
                                 -----------------
                                  2002       2001
                                  ----       ----
                                   (In Thousands)

Land                             $   34     $   34
Building                          2,266      2,266
                                 ------     ------
                                  2,300      2,300
Less accumulated depreciation      (714)      (651)
                                 ------     ------
                                 $1,586     $1,649
                                 ======     ======

Depreciation expense for the years ended June 30, 2002, 2001 and 2000 amounted to $63,000, $61,000 and $57,000, respectively.

The following is a schedule of minimum future rental income on noncancelable leases:


        Year Ending
          June 30,             Amount
        -----------            ------
                           (In Thousands)

            2003                $ 84
            2004                  56
            2005                  28
            2006                   5
                                ----

                                $173
                                ====

The provisions of the lease agreements provide that the tenants are responsible for utilities and certain repairs. Certain of the leases also contain provisions that the tenants are responsible for a percentage of real estate taxes and certain other costs.

Rental income for the years ended June 30, 2002, 2001 and 2000 amounted to $136,000, $124,000 and $134,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

6.    DEPOSITS

A summary of deposit balances by type is as follows:


                                                          June 30,
                                                   ----------------------
                                                     2002          2001
                                                     ----          ----
                                                       (In Thousands)

NOW accounts                                       $ 26,971      $ 22,342
IOLTA accounts                                       22,397        16,202
Demand deposits                                      19,856        18,889
Regular and other deposits                           52,762        44,302
Money market deposits                                21,466        18,591
                                                   --------      --------
      Total non-certificate accounts                143,452       120,326
                                                   --------      --------

Term certificates less than $100,000                 72,875        69,040
Term certificates of $100,000 or more                51,111        35,384
                                                   --------      --------
      Total certificate accounts                    123,986       104,424
                                                   --------      --------

      Total deposits                               $267,438      $224,750
                                                   ========      ========

A summary of certificate accounts, by maturity, is as follows:


                                June 30, 2002             June 30, 2001
                             -------------------      --------------------
                                        Weighted                  Weighted
                                        Average                   Average
                             Amount       Rate        Amount       Rate
                             ------     --------      ------      --------
                                        (Dollars In Thousands)

Within 1 year               $ 63,938      3.97%      $ 77,955      5.42%
Over 1 year to 3 years        53,669      3.98         23,234      5.84
Over 3 years to 5 years        6,379      5.79          3,235      6.09
                            --------                 --------
                            $123,986      4.07%      $104,424      5.53%
                            ========                 ========

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

7.    FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings consist of the following at June 30, 2002 and 2001:


                                          Amount          Weighted Average Rate
                                   --------------------   ---------------------
        Maturity                     2002         2001       2002       2001
        --------                     ----         ----       ----       ----
                                                  (In Thousands)

Year Ending June 30,
--------------------
2002                               $     -      $ 2,950        - %      6.31%
2003                                11,500        4,000      3.55       6.07
2004                                10,600        5,600      4.71       5.80
2005 (1)                            12,400       12,400      6.83       6.83
2006                                   600          600      6.05       6.05
2007 (2)                             7,000        3,000      5.37       6.16
Thereafter (3)                      15,200       15,200      4.94       4.94
Amortizing advance, due on
 August 14, 2006, requiring
 monthly payments of $7,793
 including interest                    835          868      6.97       6.97
                                   -------      -------
                                   $58,135      $44,618      5.12%      6.15%
                                   =======      =======

<F1>  Includes advances aggregating $6,000,000, callable on September 3,
      2002.

<F2>  Includes advances aggregating $3,000,00, callable on July 24, 2002.

<F3>  Includes advances aggregating $2,000,000, $2,000,000, $5,000,000,
      $3,000,000, $1,200,000 and $2,000,000, callable on July 25, 2002,
      August 9, 2002, August 12, 2002, September 20, 2002, February 11, 2003, and April 8, 2003, respectively.

The following is a summary of maturities of borrowings at June 30, 2002:


        Year Ending
          June 30,                Amount
        -----------               ------
                              (In Thousands)

            2003                 $11,532
            2004                  10,638
            2005                  12,441
            2006                     644
            2007                   7,680
            Thereafter            15,200
                                 -------
                                 $58,135
                                 =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

FEDERAL HOME LOAN BANK BORROWINGS (concluded)

The Bank also has an available line of credit of $3,529,000 with the Federal Home Loan Bank of Boston ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.

8.    TRUST PREFERRED SECURITIES

During the fourth quarter of 2002, Mystic Financial Capital Trust I was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds of the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust
Preferred Securities were issued and are scheduled to mature in 2032, callable at the option of the Company on April 22, 2007, with the prior approval of the Federal Reserve Board. The floating rate as of June 30, 2002 was 6.02%. Distributions on these securities are payable semi-annually in arrears on April 22nd and October 22nd. The Trust Preferred Securities are presented in the accompanying consolidated financial statements of the Company as subordinated debt. The Company records distributions payable on the Trust Preferred Securities as interest on subordinated debt in its consolidated statements of income.

9.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:


                                          Years Ended June 30,
                                      ----------------------------
                                       2002       2001       2000
                                       ----       ----       ----
                                             (In Thousands)

Current tax provision:
  Federal                             $  967      $635      $  870
  State                                  311       161         284
                                      ------      ----      ------
      Total current                    1,278       796       1,154
                                      ------      ----      ------

Deferred tax benefit:
  Federal                               (189)      (55)        (61)
  State                                  (58)      (20)        (21)
                                      ------      ----      ------
      Total deferred                    (247)      (75)        (82)
                                      ------      ----      ------

      Total provision                 $1,031      $721      $1,072
                                      ======      ====      ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                                 Years Ended June 30,
                                              --------------------------
                                              2002       2001       2000
                                              ----       ----       ----

Statutory rate                                34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit      6.3        4.9        6.3
  Other, net                                  (1.5)      (1.1)      (1.5)
                                              ----       ----       ----

Effective tax rates                           38.8%      37.8%      38.8%
                                              ====       ====       ====

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

INCOME TAXES (continued)

The components of the net deferred tax asset included in other assets are as follows:


                                           June 30,
                                      ------------------
                                       2002        2001
                                       ----        ----
                                        (In Thousands)

Deferred tax asset:
  Federal                             $  793      $  622
  State                                  267         215
                                      ------      ------
                                       1,060         837
Valuation reserve on asset               (24)        (24)
                                      ------      ------
                                       1,036         813
                                      ------      ------
Deferred tax liability:
  Federal                               (236)       (112)
  State                                  (73)        (45)
                                      ------      ------
                                        (309)       (157)
                                      ------      ------

Net deferred tax asset                $  727      $  656
                                      ======      ======

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                           June 30,
                                      ------------------
                                       2002        2001
                                       ----        ----
                                        (In Thousands)

Allowance for loan losses             $845        $730
Net unrealized gain/loss on
 securities available for sale        (227)        (51)
Other                                  133           1
                                      ----        ----
                                       751         680
Valuation reserve                      (24)        (24)
                                      ----        ----

Net deferred tax asset                $727        $656
                                      ====        ====

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:


                                                    Years Ended June 30,
                                                  ------------------------
                                                  2002      2001      2000
                                                  ----      ----      ----
                                                       (In Thousands)

Balance at beginning of year                      $656      $661      $338
Deferred tax benefit                               247        75        82
Deferred tax on net unrealized gain/loss on
 securities available for sale                    (176)      (80)      241
                                                  ----      ----      ----

Balance at end of year                            $727      $656      $661
                                                  ====      ====      ====

There was no change in the valuation reserve during the years ended June 30, 2002, 2001 and 2000.

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

10.   COMMITMENTS AND CONTINGENCIES

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (continued)

Loan commitments (concluded)

The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:


                                                           June 30,
                                                      ------------------
                                                       2002        2001
                                                       ----        ----
                                                        (In Thousands)

Commitments to grant mortgage loans                   $5,246      $4,373
Commitments to grant commercial loans                  7,570         615
Unadvanced funds on home equity lines of credit        5,717       4,284
Unadvanced funds on credit card loans                  1,510       2,047
Unadvanced funds on commercial lines of credit         9,299       9,634
Unadvanced funds on construction loans                 9,976       9,593
Standby letters of credit                                526         412

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit outstanding as of June 30, 2002 have expiration dates within ten years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (concluded)

Effective April 9, 2001, the then President retired and received the benefits due him under his employment agreement, as amended. During the years ended June 30, 2002, 2001 and 2000, compensation expense under these agreements amounted to $0, $861,000 and $7,000, respectively.

Director's retirement plan

Effective November 8, 2000, the Company adopted a retirement plan for non-employee Directors of the Company. Under the Plan, eligible directors will receive a lump sum benefit equal to three times their annual compensation (as defined), upon retirement from the Board of Directors, death, disability or upon a change of control (as defined). The liability for the benefits is being accrued over the terms of active service for the Directors. Total expense under this Plan amounted to $34,000 and $17,000 for the years ended June 30, 2002 and 2001, respectively.

Severance pay plan

Effective November 8, 2000, the Bank established a severance pay plan which entitles eligible employees to receive a lump sum benefit equal to one month's salary in the event of a change of control (as defined).

Lease commitments

Pursuant to the terms of the noncancelable lease agreements in effect at June 30, 2002, the future minimum rent commitments for leased premises are as follows:


        Year Ending
          June 30,                Amount
        -----------               ------
                              (In Thousands)

            2003                 $  385
            2004                    385
            2005                    328
            2006                    246
            2007                    246
            Thereafter              703
                                 ------

                  Total          $2,293
                                 ======

The leases contain certain options to extend for two to four five-year periods and contain provisions for reimbursement of real estate taxes and certain other costs. The costs of such rentals and reimbursements are not included above. Rent expense for the years ended June 30, 2002, 2001 and 2000 amounted to $333,000, $260,000 and $191,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

      COMMITMENTS AND CONTINGENCIES (concluded)

Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial position or results of operations.

11.   STOCKHOLDERS' EQUITY

Stock conversion

At the time of the stock conversion in 1998, the Bank established a liquidation account in the amount of $11,761,000. In accordance with Massachusetts statute, the liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution in an amount equal to their current adjusted liquidation account balance, to the extent that funds are available.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY (concluded)

Minimum regulatory capital requirements (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                           Minimum
                                                                                         To Be Well
                                                                     Minimum          Capitalized Under
                                                                     Capital          Prompt Corrective
                                                Actual             Requirement        Action Provisions
                                           ----------------     -----------------     -----------------
                                           Amount     Ratio     Amount      Ratio     Amount     Ratio
                                           ------     -----     ------      -----     ------     -----
                                                              (Dollars In Thousands)


June 30, 2002:
Total Capital to Risk Weighted Assets
  Consolidated                            $30,522     14.9%     $16,114     8.0%          N/A      N/A
  Bank                                     25,790     12.9       16,006     8.0       $20,007     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                             28,461     13.9        8,057     4.0           N/A      N/A
  Bank                                     23,727     11.9        8,003     4.0        12,004      6.0
Tier I Capital to Average Assets
  Consolidated                             28,461      8.7       13,096     4.0           N/A      N/A
  Bank                                     23,727      7.4       12,908     4.0        16,135      5.0

June 30,2001:
Total Capital to Risk Weighted Assets
  Consolidated                            $30,799     17.5%     $14,106     8.0%          N/A      N/A
  Bank                                     29,401     16.7       14,069     8.0       $17,586     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                             28,897     16.4        7,053     4.0           N/A      N/A
  Bank                                     27,499     15.6        7,034     4.0        10,551      6.0
Tier I Capital to Average Assets
  Consolidated                             28,897     10.1       11,426     4.0           N/A      N/A
  Bank                                     27,499      9.7       11,365     4.0        14,206      5.0

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

12.   RELATED PARTY TRANSACTIONS

At June 30, 2002 and 2001, total loans to directors and officers of the Bank greater than $60,000 on an individual basis amounted to $3,615,000 and $2,434,000, respectively. During the years ended June 30, 2002 and 2001, total principal additions were $1,611,000 and $264,000, respectively, and total principal payments were $430,000 and $505,000, respectively.

13.   EMPLOYEE BENEFIT PLANS

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

Total pension expense for the years ended June 30, 2002, 2001 and 2000 amounted to $127,000, $137,000 and $110,000, respectively.

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

Total expense under the Section 401(k) plan for the years ended June 30, 2002, 2001 and 2000 amounted to $72,000, $69,000 and $54,000, respectively.

Employee stock ownership plan

Effective January 8, 1998, the Company established and the Bank adopted an ESOP, for the benefit of eligible employees who have attained age 21 and have completed one year of service.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

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

Shares held by the ESOP include the following:


                                                      June 30,
                                             --------------------------
                                                2002            2001
                                                ----            ----

Allocated                                        83,150          59,211
Committed to be allocated                        11,316          11,418
Unallocated                                     122,424         146,261
                                             ----------      ----------

      Total                                     216,890         216,890
                                             ==========      ==========

Fair value of unallocated ESOP shares        $2,070,000      $2,293,000
                                             ==========      ==========

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.

Total expense applicable to the ESOP amounted to $366,000, $338,000 and $289,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

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


                                                          Years Ended June 30,
                                               ------------------------------------------
                                                  2002            2001            2000
                                                  ----            ----            ----
                                                 (In Thousands, except per share data)

Net income                    As reported      $1,627,000      $1,185,000      $1,689,000
                              Pro forma         1,576,000       1,118,000       1,616,000

Basic earnings per share      As reported            1.11            0.68            0.83
                              Pro forma              1.08            0.65            0.80

Diluted earnings per share    As reported            1.08            0.67            0.83
                              Pro forma              1.05            0.63            0.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants during the year ended June 30, 1999 were dividend yield of 2.0%, expected life of 7 years, expected volatility of 14%, and a risk-free interest rate of 5.2%.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

EMPLOYEE BENEFIT PLANS (continued)

Stock option plan (concluded)

A summary of the status of the Company's stock option plan is as follows:


                                                                   Year Ended June 30,
                                          ----------------------------------------------------------------------
                                                 2002                     2001                     2000
                                          --------------------     --------------------     --------------------
                                                      Weighted                 Weighted                 Weighted
                                                      Average                  Average                  Average
                                                      Exercise                 Exercise                 Exercise
                                          Shares       Price       Shares       Price       Shares       Price
                                          ------      --------     ------      --------     ------      --------

Fixed Options:
  Outstanding at beginning of year        184,691      $12.06      226,364      $12.06      226,364      $12.06
  Granted                                       -           -            -           -            -           -
  Exercised                                 3,000       12.06        5,000       12.06            -           -
  Forfeited                                     -       12.06       36,673       12.06            -           -
                                          -------                  -------                  -------

Outstanding at end of year                181,691      $12.06      184,691      $12.06      226,364      $12.06
                                          =======                  =======                  =======

Options exercisable at year-end           115,594      $12.06       85,546      $12.06       45,273      $12.06

Information pertaining to options outstanding at June 30, 2002 is as follows:


                          Options Outstanding          Options Exercisable
               ------------------------------------   ----------------------
                               Weighted
                               Average     Weighted                 Weighted
                              Remaining    Average                  Average
Exercise         Number      Contractual   Exercise     Number      Exercise
 Price         Outstanding      Life        Price     Exercisable    Price
--------       -----------   -----------   --------   -----------   --------

 $12.06          181,691        6.75        $12.06      115,594      $12.06

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

EMPLOYEE BENEFIT PLANS (concluded)

Recognition and retention plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. The RRP is authorized to acquire no more than 102,942 shares of Common stock in the open market. Shares generally vest at a rate of up to 20% per year with the first vesting period ending December 31, 1999. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards. During the years ended June 30, 2002, 2001, and 2000, awards were granted with respect to 0, 4,500, and 0 shares, respectively. Shares forfeited during the years ended June 30, 2002, 2001 and 2000 amounted to 0, 14,670 and 0 shares, respectively. As of June 30, 2002, 54,410 vested shares had been distributed to eligible participants. Compensation expense amounted to $211,000 $254,000 and $290,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Compensation expense is based on the fair value of the common stock on the grant date.

Benefit restoration plan

In June 1998, the Company adopted the Benefit Restoration Plan ("BRP") in order to provide the then President with the benefits that would be due to him under the defined benefit pension plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Effective April 9, 2001, the then President retired and received the benefits under the BRP. Total expense related to the BRP amounted to $48,000 and $53,000 for the years ended June 30, 2001 and 2000.

14.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. At June 30, 2002, $5,432,000 of the Company's equity in the Bank was restricted and funds available for loans and advances amounted to $1,133,000.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Subordinated debt: The carrying value of subordinated debt approximates fair value based on the provisions of the placement agreement.

      Accrued interest: The carrying amounts of accrued interest approximate fair value.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

      Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and are not material.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:


                                                          June 30,
                                      --------------------------------------------------
                                              2002                        2001
                                      ----------------------     -----------------------
                                      Carrying       Fair         Carrying       Fair
                                       Amount        Value         Amount        Value
                                      --------       -----        --------       -----
                                                       (In Thousands)

Financial assets;
  Cash and cash equivalents           $ 34,612      $ 34,612      $ 46,129      $ 46,129
  Securities available for sale         65,900        65,900        28,820        28,820
  Federal Home Loan Bank stock           2,932         2,932         2,532         2,532
  Mortgage loans held for sale           1,231         1,252           274           274
  Loans, net                           243,743       247,234       215,035       216,398
  Accrued interest receivable            1,784         1,784         1,410         1,410

Financial liabilities:
  Deposits                             267,438       269,024       224,750       227,014
  Federal Home Loan Bank borrowings     58,135        58,618        44,618        44,165
  Subordinated debt                      5,000         5,000             -             -
  Accrued interest payable                 611           611           558           558

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

16.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Mystic Financial, Inc., is as follows:

                               BALANCE SHEETS
                               --------------


                                                      June 30,
                                                ---------------------
                                                 2002          2001
                                                 ----          ----
                                                   (In Thousands)

Assets
------

Cash and due from banks                         $   213       $   149
Federal funds sold                                   25            45
Short-term investments                            4,191           990
                                                -------       -------
  Total cash and cash equivalents                 4,429         1,184

Investment in common stock of Trust                 155             -
Investment in common stock of Bank               24,191        27,599
Other assets                                        461           232
                                                -------       -------

      Total assets                              $29,236       $29,015
                                                =======       =======

Liabilities and Stockholder's Equity

Subordinated debt                               $ 5,155       $     -
Accrued expenses                                    158             -
                                                -------       -------
  Total liabilities                               5,313

Stockholder's equity:
Preferred stock                                       -             -
Common Stock                                         27            27
Additional paid-in capital                       25,699        25,643
Retained earnings                                17,099        15,956
Treasury stock, at cost                         (17,124)      (10,055)
Accumulated other comprehensive income              350           118
Unearned ESOP shares                             (1,622)       (1,967)
Unearned RRP shares                                (506)         (707)
                                                -------       -------
  Total stockholders' equity                     23,923        29,015
                                                -------       -------

      Total liabilities and stockholders'
       equity                                   $29,236       $29,015
                                                =======       =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                            STATEMENTS OF INCOME
                            --------------------


                                                 Years Ended June 30,
                                            ------------------------------
                                             2002        2001        2000
                                             ----        ----        ----
                                                    (In Thousands)

Income:
  Interest on investments                   $   49      $  101      $  302
  Interest on ESOP loan                        174         201         270
  Loss on sale of securities                     -           -        (188)
  Miscellaneous income                           2           7           9
                                            ------      ------      ------
      Total income                             225         309         393

Operating expenses                             334         324         130
                                            ------      ------      ------

Income (loss) before income taxes and
 equity in undistributed income of Bank       (109)        (15)        263
Income tax (benefit) provision                 (44)         (6)        105
                                            ------      ------      ------
                                               (65)         (9)        158
Equity in undistributed income of Bank       1,692       1,194       1,531
                                            ------      ------      ------

     Net income                             $1,627      $1,185      $1,689
                                            ======      ======      ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                          STATEMENTS OF CASH FLOWS
                          ------------------------


                                                                   Years Ended June 30,
                                                            ---------------------------------
                                                              2002         2001         2000
                                                              ----         ----         ----
                                                                      (In Thousands)

Cash flows from operating activities:
  Net income                                                $ 1,627      $ 1,185      $ 1,689
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in undistributed income of Bank                   (1,692)      (1,194)      (1,531)
    Dividend received from Bank                               5,250            -            -
    Accretion of investments                                      -            -          (17)
    Loss on sale of securities available for sale                 -            -          188
    Amortization of unearned ESOP shares                        365          339          289
    Amortization of unearned RRP shares                         201          224          364
    Other, net                                                 (144)         (30)       1,227
                                                            -------      -------      -------
      Net cash provided by operating activities               5,607          524        2,209
                                                            -------      -------      -------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale            -            -        6,140
                                                            -------      -------      -------
      Net cash provided by investing activities                   -            -        6,140
                                                            -------      -------      -------

Cash flows from financing activities:
  Proceeds from issuance of subordinated debt                 5,155            -            -
  Purchase of treasury stock                                 (7,069)      (1,631)      (4,939)
  Proceeds from exercise of stock options                        36           60            -
  Purchase of RRP shares                                          -            -       (1,295)
  Cash dividends paid                                          (484)        (524)        (522)
                                                            -------      -------      -------
      Net cash used by financing activities                  (2,362)      (2,095)      (6,756)
                                                            -------      -------      -------

Net change in cash and cash equivalents                       3,245       (1,571)       1,593

Cash and cash equivalents at beginning of year                1,184        2,755        1,162
                                                            -------      -------      -------

Cash and cash equivalents at end of year                    $ 4,429      $ 1,184      $ 2,755
                                                            =======      =======      =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.   QUARTERLY DATA (UNAUDITED)


                                                                     Years Ended June 30,
                                  -------------------------------------------------------------------------------------------
                                                     2002                                            2001
                                  -------------------------------------------     -------------------------------------------
                                  Fourth       Third      Second       First      Fourth       Third      Second       First
                                  Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                  -------     -------     -------     -------     -------     -------     -------     -------
                                                             (In Thousands, Except Per Share Data)

Interest and dividend income      $ 5,073     $ 4,913     $ 4,890     $ 4,992     $ 4,922     $ 4,905     $ 4,873     $ 4,722
Interest expense                   (2,521)     (2,501)     (2,525)     (2,624)     (2,579)     (2,543)     (2,497)     (2,348)
                                  -------     -------     -------     -------     -------     -------     -------     -------

Net interest income                 2,552       2,412       2,365       2,368       2,343       2,362       2,376       2,374
Provision for loan losses             (50)       (100)        (80)        (75)       (100)        (75)        (50)        (50)
                                  -------     -------     -------     -------     -------     -------     -------     -------

Net interest income, after
 provision for loan losses          2,502       2,312       2,285       2,293       2,243       2,287       2,326       2,324
Other income                          302         285         296         254         219         325         361         291
Operating expenses (1) (2)         (2,181)     (1,899)     (1,930)     (1,861)     (2,758)     (1,906)     (2,001)     (1,805)
                                  -------     -------     -------     -------     -------     -------     -------     -------

Income (loss) before income taxes     623         698         651         686        (296)        706         686         810

Benefit (provision) for income
 taxes                               (241)       (265)       (255)       (270)        123        (264)       (266)       (314)
                                  -------     -------     -------     -------     -------     -------     -------     -------

Net income (loss)                 $   382     $   433     $   396     $   416     $  (173)    $   442     $   420     $   496
                                  =======     =======     =======     =======     =======     =======     =======     =======

Basic earnings (loss) per share   $  0.29     $  0.30     $  0.26     $  0.26     $ (0.10)    $  0.26     $  0.24     $  0.28
                                  =======     =======     =======     =======     =======     =======     =======     =======

Diluted earnings (loss)
 per share                        $  0.28     $  0.29     $  0.26     $  0.25     $ (0.10)    $  0.25     $  0.24     $  0.28
                                  =======     =======     =======     =======     =======     =======     =======     =======

<F1>  During the fourth quarter 2001, operating expenses increased primarily due to a one-time, non-recurring pre-tax charge of $861,000 relating to a contractual payment made to the Company's former President and Chief Executive Officer (See Note 10).
<F2>  During the fourth quarter 2002, operating expenses increased primarily to the opening of the Bedford Branch office.