Form 10-Q
period 2002-09-30
MYSTIC FINANCIAL INC
filed 2002-11-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2002

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934

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

As of November 14, 2002, 1,465,803 shares of the registrant's common stock were outstanding.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                                    INDEX



PART I      FINANCIAL INFORMATION                                            Page
            ---------------------                                            ----

Item 1      Financial Statements:

            Consolidated Balance Sheets - September 30, 2002
             and June 30, 2002                                                 3

            Consolidated Statements of Income - Three Months Ended
             September 30, 2002 and 2001                                       4

            Consolidated Statements of Changes in Stockholders' Equity -
             Three Months Ended September 30, 2002 and 2001                    5

            Consolidated Statements of Cash Flows - Three Months
             Ended September 30, 2002 and 2001                                 6

            Notes to Unaudited Consolidated Financial Statements -
             September 30, 2002                                                7

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

Item 3      Quantitative and Qualitative Disclosures About
             Market Risk                                                      20

Item 4      Controls and Procedures                                           20


PART II     OTHER INFORMATION
            -----------------

Item 4      Submission of Matters to a Vote of Security Holders               20

Item 5      Other Information                                                 21

Item 6      Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                    22
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information

                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                                                  September 30,     June 30,
                                                                                      2002            2002
                                                                                  -------------     --------
                                                                                         (Unaudited)

Assets
  Cash and due from banks                                                           $ 13,687        $ 18,155
  Federal funds sold                                                                  12,426          10,653
  Short-term investments                                                              19,104           5,804
                                                                                    --------        --------

      Total cash and cash equivalents                                                 45,217          34,612

  Securities available for sale, at fair value                                        64,405          65,900
  Federal Home Loan Bank stock, at cost                                                2,932           2,932
  Loans, net of allowance for loan losses of $2,136 and $2,063, respectively         254,237         243,743
  Mortgage loans held for sale                                                         2,729           1,231
  Bank premises and equipment, net                                                     2,875           2,885
  Real estate held for investment, net                                                 1,584           1,586
  Accrued interest receivable                                                          1,647           1,784
  Due from Co-operative Central Bank                                                     929             929
  Other assets                                                                         1,016           1,131
                                                                                    --------        --------
                                                                                    $377,571        $356,733
                                                                                    ========        ========

Liabilities and Stockholders' Equity
  Deposits                                                                          $287,495        $267,438
  Federal Home Loan Bank borrowings                                                   58,126          58,135
  Subordinated Debt                                                                    5,000           5,000
  Mortgagors' escrow accounts                                                            862             792
  Accrued expenses and other liabilities                                               1,675           1,445
                                                                                    --------        --------
      Total liabilities                                                              353,158         332,810
                                                                                    --------        --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                -               -
  Common stock, $.01 par value, 5,000,000 shares authorized; 2,719,125 issued             27              27
  Additional paid-in capital                                                          25,713          25,699
  Retained earnings                                                                   17,419          17,099
  Treasury stock, at cost, 1,253,322 shares, respectively                            (17,124)        (17,124)
  Accumulated other comprehensive income                                                 372             350
  Unearned ESOP shares                                                                (1,538)         (1,622)
  Unearned RRP stock                                                                    (456)           (506)
                                                                                    --------        --------
      Total stockholders' equity                                                      24,413          23,923
                                                                                    --------        --------
                                                                                    $377,571        $356,733
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                               Three Months Ended
                                                         September 30,     September 30,
                                                             2002              2001
                                                         -------------     -------------
                                                                   (Unaudited)

Interest and dividend income:
  Interest and fees on loans                                $4,392            $4,285
  Interest and dividends on securities                         760               491
  Other interest                                               111               216
                                                            ------            ------
      Total interest and dividend income                     5,263             4,992
                                                            ------            ------

Interest expense:
  Deposits                                                   1,810             1,952
  Federal Home Loan Bank borrowings                            760               672
  Subordinated Debt                                             77                 -
                                                            ------            ------
      Total interest expense                                 2,647             2,624
                                                            ------            ------
Net interest income                                          2,616             2,368
Provision for loan losses                                       75                75
                                                            ------            ------
Net interest income, after provision for loan losses         2,541             2,293
                                                            ------            ------

Other income:
  Customer service fees                                        260               208
  Gain on sale of loans                                        147                27
  Miscellaneous                                                  9                19
                                                            ------            ------
      Total other income                                       416               254
                                                            ------            ------
Operating expenses:
  Salaries and employee benefits                             1,363             1,095
  Occupancy and equipment expenses                             293               233
  Data processing expenses                                      87                81
  Other general and administrative expenses                    501               452
                                                            ------            ------
      Total operating expenses                               2,244             1,861
                                                            ------            ------

Income before income taxes                                     713               686
Provision for income taxes                                     275               270
                                                            ------            ------
Net income                                                  $  438            $  416
                                                            ======            ======

Earnings per share-basic                                    $ 0.33            $ 0.26
                                                            ======            ======

Weighted average shares outstanding - basic                  1,319             1,587
                                                            ======            ======

Earnings per share-diluted                                  $ 0.32            $ 0.25
                                                            ======            ======

Weighted average shares outstanding - diluted                1,374             1,635
                                                            ======            ======

   See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
               Three Months Ended September 30, 2002 and 2001
                               (In Thousands)
                                 (Unaudited)


                                                                                 Accumulated
                                             Additional                             Other       Unearned   Unearned       Total
                                    Common    Paid-In     Retained   Treasury   Comprehensive     ESOP        RRP     Stockholders'
                                    Stock     Capital     Earnings     Stock       Income        Shares      Stock        Equity
                                    ------   ----------   --------   --------   -------------   --------   --------   -------------

Balance at June 30, 2002             $27      $25,699     $17,099    $(17,124)       $350       $(1,622)    $(506)       $23,923
                                                                                                                         -------
Comprehensive income:
  Net income                           -            -         438           -           -             -         -            438
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                            22                                     22
                                                                                                                         -------
      Total comprehensive income                                                                                             460
                                                                                                                         -------
Dividend paid ($0.09 per share)        -            -        (118)          -           -             -         -           (118)
Decrease in unearned ESOP shares       -           14           -           -           -            84         -             98
Decrease in unearned RRP stock         -            -           -           -           -             -        50             50
                                     -------------------------------------------------------------------------------------------
Balance at September 30, 2002        $27      $25,713     $17,419    $(17,124)       $372       $(1,538)    $(456)       $24,413
                                     ===========================================================================================

Balance at June 30, 2001             $27      $25,643     $15,956    $(10,055)       $118       $(1,967)    $(707)       $29,015
                                                                                                                         -------
Comprehensive income:
  Net income                           -            -         416           -           -             -         -            416
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects            -            -           -           -         225             -         -            225
                                                                                                                         -------
      Total comprehensive income       -            -           -           -           -             -         -            641
Dividend paid ($0.08 per share)        -            -        (133)          -           -             -         -           (133)
Decrease in unearned ESOP shares       -            3           -           -           -            89         -             92
Purchase of treasury stock             -            -           -      (2,874)          -             -         -         (2,874)
Decrease in unearned RRP stock         -            -           -           -           -             -        51             51
                                     -------------------------------------------------------------------------------------------
Balance at September 30, 2001        $27      $25,646     $16,239    $(12,929)       $343       $(1,878)    $(656)       $26,792
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                                Three Months Ended
                                                                     September 30, 2002    September 30, 2001
                                                                     ------------------    ------------------
                                                                                   (Unaudited)

Cash flows from operating activities:
  Net income                                                              $   438               $   416
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for loan losses                                                  75                    75
    Net amortization accretion of securities                                   86                    14
    Amortization of unearned ESOP shares                                       98                    92
    Amortization of unearned RRP stock                                         50                    51
    Depreciation expense                                                      119                   104
    Net change in mortgage loans held for sale                             (1,498)                   12
    Decrease (increase) in accrued interest receivable                        137                  (124)
    Decrease in other assets                                                   61                   132
    Increase (decrease) in accrued expenses and other liabilities             238                   (95)
                                                                          -----------------------------
      Net cash (used) provided by operating activities                       (196)                  677
                                                                          -----------------------------

Cash flows from investing activities:
  Activity in available for sale securities
    Maturities, prepayment and calls                                        5,089                 2,647
      Purchases                                                            (3,612)              (12,270)
  Loans originated, net of payments received                              (10,569)               (3,044)
  Purchases of banking premises and equipment                                (107)                  (67)
                                                                          -----------------------------
      Net cash used by investing activities                                (9,199)              (12,734)
                                                                          -----------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                      20,057                 6,053
  Repayment of borrowings                                                      (9)                   (8)
  Net increase in mortgagors' escrow accounts                                  70                   113
  Dividends paid                                                             (118)                 (133)
  Purchase of treasury stock                                                    -                (2,874)
                                                                          -----------------------------
      Net cash provided by financing activities                            20,000                 3,151
                                                                          -----------------------------
Net change in cash and cash equivalents                                    10,605                (8,906)
Cash and cash equivalents at beginning of period                           34,612                46,129
                                                                          -----------------------------
Cash and cash equivalents at end of period                                $45,217               $37,223
                                                                          =============================

Supplemental cash flow information:
  Interest paid                                                           $ 2,474               $ 2,631
  Income taxes paid                                                            98                     5
  Due to broker                                                                 -                 2,000

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2002

1)  Basis of Presentation and Consolidation
The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

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

2)  Commitments and Contingencies
At September 30, 2002, the Bank had outstanding commitments to originate loans amounting to approximately $20.4 million, and unadvanced funds on construction loans, lines of credit and equity loans amounting to approximately $11.3, $11.4 and $5.4 million, respectively. The Bank has sold loans with recourse in the amount of $4.0 million. In connection with these loans, there is an off-balance sheet contingent liability in the amount of $65,000 at September 30, 2002.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2002

4)  Book Value Per Share
Book value per share was $17.79 as of September 30, 2002 and $16.80 as of September 30, 2001. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,372,386 and 1,594,587 shares of common stock outstanding as of September 30, 2002 and 2001, respectively, for purposes of calculating the Company's book value per share.

5)  Securities
The following table sets forth the Company's securities at the dates indicated.


                                   September 30, 2002         June 30, 2002
                                  --------------------    --------------------
                                  Amortized     Fair      Amortized     Fair
                                     Cost       Value        Cost       Value
                                  ---------     -----     ---------     -----
                                                 (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations              $22,160     $22,606     $25,198     $25,517
  Mortgage-backed securities        30,247      30,950      28,759      29,112
  Other bonds & obligations          8,654       8,690       8,668       8,685
  Marketable equity securities       2,699       2,159       2,698       2,586
                                   -------------------------------------------
      Total                        $63,760     $64,405     $65,323     $65,900
                                   ===========================================

6)  Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                September 30, 2002        June 30, 2002
                                -------------------    -------------------
                                 Amount     Percent     Amount     Percent
                                 ------     -------     ------     -------
                                          (Dollars in Thousands)


Residential mortgage loans      $157,857      62.1%    $153,915      63.1%
Commercial real estate loans      60,097      23.6%      58,889      24.2%
Commercial loans                  18,684       7.3%      16,215       6.7%
Consumer loans                     1,013       0.4%       1,004       0.4%
Home equity loans                  6,238       2.5%       4,965       2.0%
Construction loans                23,925       9.4%      20,991       8.6%
                                -----------------------------------------
      Total loans                267,814     105.3%     255,979     105.0%

Less:
Deferred loan origination fees       172       0.1%         197       0.1%
Unadvanced principal              11,269       4.4%       9,976       4.1%
Allowance for loan losses          2,136       0.8%       2,063       0.8%
                                -----------------------------------------
      Loans, net                $254,237     100.0%    $243,743     100.0%
                                =========================================

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2002

7)  Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                      Three Months Ended    Three Months Ended
                                                      September 30, 2002    September 30, 2001
                                                      ------------------    ------------------
                                                               (Dollars in Thousands)

  Average loans, net                                       $247,069              $218,843
                                                           ==============================
  Period-end net loans                                     $254,237              $218,004
                                                           ==============================

  Allowance for loan losses at beginning of period         $  2,063              $  1,784
  Provision for loan losses                                      75                    75
  Plus recoveries                                                 3                     -
  Loans charged-off                                              (5)                   (2)
                                                           ------------------------------
  Allowance for loan losses at end of period               $  2,136              $  1,857
                                                           ==============================

  Non-performing loans                                     $    454              $      0
                                                           ==============================

Ratios:
  Allowance for loan losses to period-end net loans            0.84%                 0.85%
  Net charge-offs to average loans, net                        0.00%                 0.00%

8)  Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                   September 30, 2002        June 30, 2002
                                                   -------------------    -------------------
                                                    Amount     Percent     Amount     Percent
                                                    ------     -------     ------     -------

                                                             (Dollars in Thousands)

Deposits:
Savings deposits                                   $ 55,264      19.2%    $ 52,762      19.7%
NOW accounts                                         24,226       8.4%      26,971      10.1%
IOLTA accounts                                       24,370       8.5%      22,397       8.4%
Money market deposits                                30,433      10.6%      21,466       8.0%
Demand deposits                                      23,020       8.0%      19,856       7.4%
Certificates of deposit                             130,182      45.3%     123,986      46.4%
                                                   -----------------------------------------
      Total deposits                               $287,495     100.0%    $267,438     100.0%
                                                   =========================================

Borrowed funds:
Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                    $ 14,600      25.1%    $ 11,532      19.8%
  Maturities greater than one year                   43,526      74.9%      46,603      80.2%
                                                   -----------------------------------------
  Total borrowed funds                             $ 58,126     100.0%    $ 58,135     100.0%
                                                   =========================================

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

Item 2 - Management's Discussion and Analysis of Financial Condition
The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at September 30, 2002 to June 30, 2002, and the results of operations for the three months ended September 30, 2002, compared to the same period in 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

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

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices in Medford, Massachusetts and other full-service offices in Lexington, Arlington and Bedford, Massachusetts. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one- to four-family residences, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and Federal Agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

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

The level of other income and operating expenses also affects the Company's profitability. Other income consists primarily of service fees, loan servicing and other loan fees. Operating expenses consist of salaries and benefits, occupancy related expenses, and other general operating expenses.

                   Mystic Financial, Inc. and Subsidiaries
                      Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

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

                    MYSTIC FINANCIAL, INC. AND SUBSIDIARY
                AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
               THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                              Three Months Ending September 30, 2002    Three Months Ending September 30, 2001
                                              --------------------------------------    --------------------------------------
                                              Average        Interest        Yield/     Average        Interest        Yield/
                                              Balance     Income/Expense      Rate      Balance     Income/Expense      Rate
                                              -------     --------------     ------     -------     --------------     ------
                                                                           (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                              $247,069        $4,392         7.11%      $218,843        $4,285         7.83%
Securities                                      66,466           760         4.57%        37,797           491         5.20%
Other earning assets                            23,292           111         1.91%        23,660           216         3.65%
                                              --------        ------                    --------        ------
      Total interest-earning assets            336,827         5,263         6.25%       280,300         4,992         7.12%
                                                              ------                                    ------
Cash and due from banks                          8,396                                     7,242
Other assets                                     7,745                                     6,867
                                              --------                                  --------
      Total assets                            $352,968                                  $294,409
                                              ========                                  ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                    $ 54,036           276         2.03%      $ 44,104           240         2.16%
NOW and IOLTA accounts                          36,627            88         0.95%        33,392            95         1.13%
Money market deposits                           23,595           145         2.44%        19,643           155         3.13%
Certificates of deposit                        129,848         1,301         3.98%       105,994         1,462         5.47%
                                              --------        ------                    --------        ------
      Total interest-bearing deposits          244,106         1,810         2.94%       203,133         1,952         3.81%
FHLB borrowings                                 58,132           760         5.19%        44,616           672         5.98%
Subordinated debt                                5,000            77         6.03%             -             -            -
                                              --------        ------                    --------        ------
      Total interest-bearing liabilities       307,238         2,647         3.42%       247,749         2,624         4.20%
                                                              ------                                    ------
Demand deposit accounts                         19,519                                    17,636
Other liabilities                                2,007                                     1,515
                                              --------                                  --------
      Total liabilities                        328,764                                   266,900
Stockholders' equity                            24,204                                    27,509
                                              --------                                  --------
Total liabilities and stockholders' equity    $352,968                                  $294,409
                                              ========                                  ========
Net interest income                                           $2,616                                    $2,368
                                                              ======                                    ======
Interest rate spread                                                         2.83%                                     2.92%
Net interest margin                                                          3.11%                                     3.38%
Interest earning assets/interest-bearing
 liabilities                                                                 1.10x                                     1.13x

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

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


                                 Three Months Ended September 30,
                                           2002 vs 2001
                                        Increase (decrease)
                                 --------------------------------
                                        Due To
                                 -------------------
                                   Rate       Volume       Total
                                   ----       ------       -----
                                          (In thousands)

Interest and dividend income:
Loans, net                       $  (267)    $   374      $ 107
Investments                          (50)        319        269
Other earning assets                (102)         (3)      (105)
                                 ------------------------------
      Total                         (419)        690        271
                                 ------------------------------

Interest expense:
Savings deposits                     (13)         49         36
NOW and IOLTA accounts               (19)         12         (7)
Money market deposits               (111)        101        (10)
Certificates of deposits            (907)        746       (161)
                                 ------------------------------
Total deposits                    (1,050)        908       (142)
Borrowed funds                       (68)        156         88
Subordinated debt                      -          77         77
                                 ------------------------------
      Total                       (1,118)      1,141         23
                                 ------------------------------
Change in net interest income    $   699     $  (451)     $ 248
                                 ==============================

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2002 and June 30, 2002 The Company's total assets amounted to $377.6 million at September 30, 2002 compared to $356.7 million at June 30, 2002, an increase of $20.8 million or 5.8%. The increase in total assets is principally due to an increase in cash and cash equivalents and continued loan growth.

Cash and cash equivalents increased to $45.2 million at September 30, 2002 from $34.6 million at June 30, 2002, an increase of $10.6 million or 30.6%. The increase in cash and cash equivalents was primarily due to an increase in total deposits. Securities decreased to $64.4 million at September 30, 2002 from $65.9 million at June 30, 2002.

Net loans increased by $10.5 million or 4.3% to $254.2 million or 67.3% of total assets at September 30, 2002 as compared to $243.7 million or 68.3% of total assets at June 30, 2002 as the Company continued its emphasis on originating and retaining residential mortgage loans and commercial and commercial real estate loans.

Total deposits increased by $20.1 million to $287.5 million at September 30, 2002 from $267.4 million at June 30, 2002 reflecting increases in all deposit categories. Certificates of deposit increased by $6.2 million to $130.2 million at September 30, 2002 from $124.0 million at June 30, 2002. Money market accounts increased by $9.0 million to $30.4 million at September 30, 2002 from $21.5 million at June 30, 2002. Demand deposits increased by $3.2 million to $23.0 million at September 30, 2002 from $19.9 million at June 30, 2002. Industry consolidation and competitive rates and products accounted for the increases.

Stockholders' equity increased by $490,000 to $24.4 million at September 30, 2002 from $23.9 million at June 30, 2002 as a result of an increase in the net unrealized gain on securities available for sale of $22,000, net income of $438,000, a reduction in unearned RRP stock of $50,000, and a reduction in unearned ESOP shares of $98,000, offset by dividends paid of $118,000.

Comparison of the Operating Results for the Three Months Ended September 30, 2002 and 2001
Net Income. Net income was $438,000 for the three months ended September 30, 2002, compared to $416,000 for the three months ended September 30, 2001. Return on average assets was .50% for the three months ended September 30, 2002, compared to .57% for the three months ended September 30, 2001. Return on average equity was 7.24% for the three months ended September 30, 2002, compared to 6.05% for the three months ended September 30, 2001.

The increase in income before income taxes for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was attributable to an increase in total interest and dividend income of $271,000 and an increase in other income of $162,000, offset by an increase in total interest expense of $23,000 and an increase in operating expenses of $383,000.

Interest and Dividend Income. Total interest and dividend income increased by $271,000 or 5.4% to $5.3 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001. The increase in interest income was a result of a higher level of loans and securities resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates. The average balance of net loans for the three months ended September 30, 2002 was $247.1 million compared to $218.8 million for the three months ended September 30, 2001. The average yield on net loans was 7.11% for the three months ended September 30, 2002 compared to 7.83% for the three months ended September 30, 2001.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

The average balance of securities for the three months ended September 30, 2002 was $66.5 million compared to $37.8 million for the three months ended September 30, 2001. This increase was due to a higher volume of loan sales and refinances. The average yield on securities was 4.57% for the three months ended September 30, 2002 compared to 5.20% for the three months ended September 30, 2001. The average balance of other earning assets for the three months ended September 30, 2002 was $23.3 million compared to $23.7 million for the three months ended September 30, 2001. The average yield on other earning assets was 1.91% for the three months ended September 30, 2002 compared to 3.65% for the three months ended September 30, 2001. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with several decreases in short-term interest rates made by the Federal Reserve Bank.

Interest Expense. Total interest expense increased by $23,000 or 0.9% to $2,647,000 for the three months ended September 30, 2002 from $2,624,000 for the three months ended September 30, 2001. Average interest-bearing deposits increased by $41.0 million or 20.2% to $244.1 million for the three months ended September 30, 2002. Average borrowings increased by $13.5 million to $58.1 million for the three months ended September 30, 2002 from $44.6 million for the three months ended September 30, 2001. The average rate on interest-bearing deposits decreased 87 basis points to 2.94% for the three months ended September 30, 2002 from 3.81% for the three months ended September 30, 2001, while the average rate on borrowed funds decreased 79 basis points to 5.19% from 5.98% during the same period. Interest expense on subordinated debt for the three months ended September 30, 2002 was $77,000 as compared to $0 for the three months ended September 30, 2001. Average subordinated debt for the three months ended September 30, 2002 was $5 million with an average rate of 6.03%. The Company did not have any subordinated debt during the comparable 2001 period.

Net Interest Income. Net interest income for the three months ended September 30, 2002 was $2.6 million as compared to $2.4 million for the three months ended September 30, 2001. The $248,000 increase can be attributed to a combination of the $271,000 increase in interest and dividend income, offset by the $23,000 increase in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 87 basis points to 6.25% for the three months ended September 30, 2002 from 7.12% for the three months ended September 30, 2001, while the average cost on interest-bearing liabilities decreased by 78 basis points to 3.42% for the three months ended September 30, 2002 from 4.20% for the three months ended September 30, 2001. As a result, the interest rate spread decreased to 2.83% for the three months ended September 30, 2002 from 2.92% for the three months ended September 30, 2001.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2002 was $75,000, compared to $75,000 for the three months ended September 30, 2001. At September 30, 2002, the balance of the allowance for loan losses was $2.1 million or .84% of net loans. At September 30, 2001, the balance of the allowance for loan losses was $1.9 million or .85% of net loans.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

Other Income. Other income was $416,000 for the three months ended September 30, 2002 compared to $254,000 for the three months ended September 30, 2001. Other income increased $162,000, or 63.8%, which is primarily the result of a $120,000 increase in gains on the sale of loans into the secondary market. The increased gains on loan sales reflects increased originations of fixed-rate residential mortgage loans as borrowers refinanced these loans in order to take advantage of low interest rates. The Company sells substantially all of the fixed-rate residential real estate loans it originates into the secondary market in order to reduce interest rate risk.

Operating Expenses. Operating expenses increased by $383,000 or 20.6% to $2.2 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001. Salaries and employee benefits increased by $268,000, occupancy and equipment expenses increased by $60,000, data processing expenses increased by $6,000 and advertising expenses increased by $36,000.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank has attempted to sell fixed-rate loans with terms in excess of 15 years. However, following the conversion, the Bank has retained a greater portion of its fixed-rate loans. A substantial portion of the fixed-rate loans retained in portfolio has been funded with borrowings from the Federal Home Loan Bank of Boston (the "FHLB"). Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Company has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages.

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at September 30, 2002 was 88.7%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At September 30, 2002, the Company had outstanding borrowings of $58.1 million and an available line of credit of $3.5 million from the FHLB.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2002

At September 30, 2002, the Company had $20 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $65.7 million at September 30, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2002, the Company and the Bank exceeded all of their regulatory capital requirements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                             September 30, 2002

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Item 4.  Controls and Procedures
During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders (the "Meeting") on October 23, 2002. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

1.  For the election of each of the nominees for director:

              Nominee:                  For           Withheld
              --------                  ---           --------

              Frederick Dello Russo     1,209,295     4,906
              Richard Kazanjian         1,209,355     4,846
              John W. Maloney           1,210,363     3,838

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

2. For the ratification of the appointment of Wolf & Company, P.C. to act as independent auditors for the Company for the fiscal year ending June 30, 2003.

              For:          1,209,528
              Against           3,406
              Abstained         1,267

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 5.  Other Information
The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to the Company's Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. These statements are attached hereto as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K
(a)   Exhibits
      99.1 Certifications of President and CEO and Senior Vice President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)   Reports on Form 8-K
        None

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                                 Signatures
                             September 30, 2002


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MYSTIC FINANCIAL, INC.
                                       (Registrant)

Date:  November 14, 2002            By: /s/ Ralph W. Dunham
       -----------------                -----------------------------------
                                        Ralph W. Dunham
                                        President and Chief Executive
                                        Officer



Date:  November 14, 2002            By: /s/ Anthony J. Patti
       -----------------                -----------------------------------
                                        Anthony J. Patti
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer

                               CERTIFICATIONS


      I, Ralph W. Dunham, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Mystic
      Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 14, 2002         /s/ Ralph W. Dunham
                                       ------------------------------------
                                       Ralph W. Dunham
                                       President and Chief Executive
Officer

I, Anthony J. Patti, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Mystic
      Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  November 14, 2002         /s/ Anthony J. Patti
                                       ------------------------------------
                                       Anthony J. Patti
                                       Senior Vice President and
                                       Chief Financial Officer