Form 10-Q
period 2002-12-31
MYSTIC FINANCIAL INC
filed 2003-02-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 2002

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

                     YES   [X]                 NO   [ ]

As of February 13, 2003, 1,468,803 shares of the registrant's common stock were outstanding.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                                    INDEX

PART I    FINANCIAL INFORMATION                                        Page
          ---------------------                                        ----

Item 1    Financial Statements:

          Consolidated Balance Sheets - December 31, 2002
           and June 30, 2002                                             3

          Consolidated Statements of Income - Three and Six Months
           Ended December 31, 2002 and 2001                              4

          Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended December 31, 2002 and 2001          5

          Consolidated Statements of Cash Flows - Six Months
           Ended December 31, 2002 and 2001                              6

          Notes to Unaudited Consolidated Financial Statements -
           December 31, 2002                                             7

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10

Item 3    Quantitative and Qualitative Disclosures About
           Market Risk                                                  23

Item 4    Controls and Procedures                                       23

PART II   OTHER INFORMATION
          -----------------

Item 5    Other Information                                             23

Item 6    Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                              24
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                  December 31,     June 30,
                                                      2002          2002
                                                  ------------     --------
                                                          (Unaudited)

Assets
  Cash and due from banks                           $ 10,036      $ 18,155
  Federal funds sold                                   2,749        10,653
  Short-term investments                              14,074         5,804
                                                    --------      --------

      Total cash and cash equivalents                 26,859        34,612

  Securities available for sale, at fair value        99,578        65,900
  Federal Home Loan Bank stock, at cost                2,932         2,932
  Loans, net of allowance for loan losses of
   $2,173 and $2,063, respectively                   260,151       243,743
  Mortgage loans held for sale                             -         1,231
  Bank premises and equipment, net                     3,035         2,885
  Real estate held for investment, net                 1,575         1,586
  Accrued interest receivable                          1,858         1,784
  Due from Co-operative Central Bank                     929           929
  Other assets                                         1,121         1,131
                                                    --------      --------
                                                    $398,038      $356,733
                                                    ========      ========

Liabilities and Stockholders' Equity
  Deposits                                          $314,196      $267,438
  Federal Home Loan Bank borrowings                   51,568        58,135
  Subordinated Debt                                    5,000         5,000
  Mortgagors' escrow accounts                            924           792
  Accrued expenses and other liabilities               1,223         1,445
                                                    --------      --------
      Total liabilities                              372,911       332,810
                                                    --------      --------
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                          -             -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,722,125 and 2,719,125, issued
   respectively                                           27            27
  Additional paid-in capital                          25,765        25,699
    Retained earnings                                 17,612        17,099
    Treasury stock, at cost, 1,253,322 shares        (17,124)      (17,124)
    Accumulated other comprehensive income               693           350
    Unearned ESOP shares                              (1,455)       (1,622)
    Unearned RRP stock                                  (391)         (506)
                                                    --------      --------
      Total stockholders' equity                      25,127        23,923
                                                    --------      --------
                                                    $398,038      $356,733
                                                    ========      ========

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)

                                                    Three Months Ended             Six Months Ended
                                                ---------------------------   ---------------------------
                                                December 31,   December 31,   December 31,   December 31,
                                                    2002           2001           2002           2001
                                                ------------   ------------   ------------   ------------
                                                                       (Unaudited)

Interest and dividend income:
  Interest and fees on loans                       $4,401         $4,204         $ 8,793        $8,489
  Interest and dividends on securities                812            571           1,572         1,062
  Other interest                                      126            115             237           331
                                                   ------         ------         -------        ------
      Total interest and dividend income            5,339          4,890          10,602         9,882
                                                   ------         ------         -------        ------

Interest expense:
  Deposits                                          1,879          1,865           3,689         3,817
  Federal Home Loan Bank borrowings                   741            660           1,501         1,332
  Subordinated debt                                    70              -             147             -
                                                   ------         ------         -------        ------
      Total interest expense                        2,690          2,525           5,337         5,149
                                                   ------         ------         -------        ------
Net interest income                                 2,649          2,365           5,265         4,733
Provision for loan losses                              50             80             125           155
                                                   ------         ------         -------        ------
Net interest income, after provision for
 loan losses                                        2,599          2,285           5,140         4,578

Other income:
  Customer service fees                               248            238             508           446
  Gain (loss) on sales of securities
   available for sale, net                           (128)            10            (128)           27
  Gain on sale of loans                               197              -             344            67
  Miscellaneous                                        45             48              54            10
                                                   ------         ------         -------        ------
      Total other income                              362            296             778           550
                                                   ------         ------         -------        ------
Operating expenses:
  Salaries and employee benefits                    1,457          1,146           2,820         2,241
  Occupancy and equipment expenses                    320            225             613           458
  Data processing expenses                             85             83             172           164
  Other general and administrative expenses           577            476           1,078           928
                                                   ------         ------         -------        ------
      Total operating expenses                      2,439          1,930           4,683         3,791
                                                   ------         ------         -------        ------

Income before income taxes                            522            651           1,235         1,337
Provision for income taxes                            212            255             487           525
                                                   ------         ------         -------        ------
Net income                                         $  310         $  396         $   748        $  812
                                                   ======         ======         =======        ======

Earnings per share - basic                         $ 0.23         $ 0.26         $  0.56        $ 0.53
                                                   ======         ======         =======        ======

Weighted average shares outstanding - basic         1,330          1,497           1,325         1,542
                                                   ======         ======         =======        ======

Earnings per share - diluted                       $ 0.22         $ 0.26         $  0.54        $ 0.51
                                                   ======         ======         =======        ======

Weighted average shares outstanding - diluted       1,381          1,534           1,374         1,584
                                                   ======         ======         =======        ======

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                 Six Months Ended December 31, 2002 and 2001
                               (In Thousands)
                                 (Unaudited)

                                                                               Accumulated
                                           Additional                             Other       Unearned   Unearned      Total
                                  Common    Paid-In     Retained   Treasury   Comprehensive     ESOP       RRP      Stockholders'
                                  Stock     Capital     Earnings    Stock         Income       Shares     Stock        Equity
                                  ------   ----------   --------   --------   -------------   --------   --------   -------------

Balance at June 30, 2002           $27      $25,699      $17,099   $(17,124)       $350       $(1,622)    $(506)       $23,923
                                                                                                                       -------
Comprehensive income:
  Net income                         -            -          748          -           -             -         -            748
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects          -            -            -          -         343             -         -            343
                                                                                                                       -------

      Total comprehensive income     -            -            -          -           -             -         -          1,091
                                                                                                                       -------
Dividend paid ($0.18 per share)      -            -         (235)         -           -             -         -           (235)
Stock options exercised (3,000
 shares)                             -           36            -          -           -             -         -             36
Decrease in unearned ESOP shares     -           30            -          -           -           167         -            197
Decrease in unearned RRP stock       -            -            -          -           -             -       115            115
                                   ---      -------      -------   --------        ----       -------     -----        -------
Balance at December 31, 2002       $27      $25,765      $17,612   $(17,124)       $693       $(1,455)    $(391)       $25,127
                                   ===      =======      =======   ========        ====       =======     =====        =======

Balance at June 30, 2001           $27      $25,643      $15,956   $(10,055)       $118       $(1,967)    $(707)       $29,015
                                                                                                                       -------
Comprehensive income:
  Net income                         -            -          812          -           -             -         -            812
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects          -            -            -          -          75             -         -             75
                                                                                                                       -------
      Total comprehensive income     -            -            -          -           -             -         -            887
Dividend paid ($0.16 per share)      -            -         (245)         -           -             -         -           (245)
Purchase of treasury stock           -            -            -     (4,148)          -             -         -         (4,148)
Decrease in unearned ESOP shares     -            2            -          -           -           179         -            181
Decrease in unearned RRP stock       -            -            -          -           -             -       100            100
                                   ---      -------      -------   --------        ----       -------     -----        -------
Balance at December 31, 2001       $27      $25,645      $16,523   $(14,203)       $193       $(1,788)    $(607)       $25,790
                                   ===      =======      =======   ========        ====       =======     =====        =======

See accompanying notes to unaudited consolidated financial statements

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                         Six Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                            (Unaudited)

Cash flows from operating activities:
  Net income                                        $    748         $    812
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for loan losses                            125              155
    Net amortization of securities                       193               44
    (Gain) loss on sales of securities available
     for sale                                            128              (27)
    Amortization of unearned ESOP shares                 197              181
    Amortization of unearned RRP stock                   115              100
    Depreciation expense                                 253              194
    Net change in mortgage loans held for sale         1,231              (25)
    Increase in accrued interest receivable              (74)            (150)
    Increase (decrease) in other assets                 (234)             123
    Decrease in accrued expenses and other
     liabilities                                        (222)            (156)
                                                    --------         --------
      Net cash provided by operating activities        2,460            1,251
                                                    --------         --------
Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                              6,445            1,469
    Maturities, prepayment and calls                  10,751            7,843
    Purchases                                        (50,608)         (34,234)
  Loans originated, net of payments received         (16,533)          (8,268)
  Purchases of banking premises and equipment           (392)            (106)
                                                    --------         --------
      Net cash used by investing activities          (50,337)         (33,296)
                                                    --------         --------
Cash flows from financing activities:
  Net increase in deposits                            46,758           10,102
  Proceeds from borrowings                                 -            6,000
  Repayment of borrowings                             (6,567)          (2,016)
  Net increase in mortgagors' escrow accounts            132               96
  Proceeds from exercise of stock options                 36                -
  Dividends paid                                        (235)            (245)
  Purchase of treasury stock                               -           (4,148)
                                                    --------         --------
      Net cash provided by financing activities       40,124            9,789
                                                    --------         --------
Net change in cash and cash equivalents               (7,753)         (22,256)
Cash and cash equivalents at beginning of period      34,612           46,129
                                                    --------         --------
Cash and cash equivalents at end of period          $ 26,859         $ 23,873
                                                    ========         ========
Supplemental cash flow information:
  Interest paid                                     $  5,292         $  5,149
  Income taxes paid                                      685              490

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2002

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

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2)    Commitments and Contingencies
At December 31, 2002, the Bank had outstanding commitments to originate loans amounting to approximately $12.9 million, and unadvanced funds on construction loans, lines of credit and equity loans amounting to approximately $12.1, $10.6 and $6.1 million, respectively. The Bank has sold loans with recourse in the amount of $3.0 million. In connection with these loans, there is an off-balance sheet contingent liability in the amount of $47,000 at December 31, 2002.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2002

4)    Book Value Per Share
Book value per share was $18.13 as of December 31, 2002 and $16.98 as of December 31, 2001. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,386,189 and 1,625,656 shares of common stock outstanding as of December 31, 2002 and 2001, respectively, for purposes of calculating the Company's book value per share.

5)    Securities
The following table sets forth the Company's securities at the dates indicated.

                                   December 31, 2002           June 30, 2002
                                  --------------------      --------------------
                                  Amortized      Fair       Amortized      Fair
                                    Cost         Value        Cost         Value
                                  ---------      -----      ---------      -----
                                                  (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations              $51,138      $51,653      $25,198      $25,517
  Mortgage-backed securities        33,762       34,635       28,759       29,112
  Other bonds & obligations         10,638       10,685        8,668        8,685
  Marketable equity securities       2,877        2,605        2,698        2,586
                                   -------      -------      -------      -------
      Total                        $98,415      $99,578      $65,323      $65,900
                                   =======      =======      =======      =======

6)    Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                    December 31, 2002           June 30, 2002
                                  ---------------------     ---------------------
                                   Amount       Percent      Amount       Percent
                                   ------       -------      ------       -------
                                               (Dollars in Thousands)

Residential mortgage loans        $157,464       60.5%      $153,915       63.1%
Commercial real estate loans        63,679       24.5%        58,889       24.2%
Commercial loans                    19,157        7.4%        16,215        6.7%
Consumer loans                         746        0.3%         1,004        0.4%
Home equity loans                    7,023        2.7%         4,965        2.0%
Construction loans                  26,548       10.2%        20,991        8.6%
                                  --------      -----       --------      -----
      Total loans                  274,617      105.6%       255,979      105.0%

Less:
Deferred loan origination fees         179        0.1%           197        0.1%
Unadvanced principal                12,114        4.7%         9,976        4.1%
Allowance for loan losses            2,173        0.8%         2,063        0.8%
                                  --------      -----       --------      -----
      Loans, net                  $260,151      100.0%      $243,743      100.0%
                                  ========      =====       ========      =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2002

7)    Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                      Six Months Ended     Six Months Ended
                                                      December 31, 2002    December 31, 2001
                                                      -----------------    -----------------
                                                             (Dollars in Thousands)

  Average loans, net                                       $251,223             $220,145
  Period-end net loans                                     $260,151             $223,148

  Allowance for loan losses at beginning of period         $  2,063             $  1,784
  Provision for loan losses                                     125                  155
  Plus recoveries                                                14                    1
  Loans charged-off                                             (29)                 (16)
                                                           --------             --------
  Allowance for loan losses at end of period               $  2,173             $  1,924
                                                           ========             ========

  Non-performing loans                                     $    296             $      3
                                                           ========             ========
Ratios:
  Allowance for loan losses to period-end net loans            0.84%                0.86%
  Net charge-offs to average loans, net                       -0.01%               -0.01%

8)    Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                         December 31, 2002           June 30, 2002
                                       ---------------------     ---------------------
                                        Amount       Percent      Amount       Percent
                                        ------       -------      ------       -------
                                                    (Dollars in Thousands)

Deposits:
Savings deposits                       $ 59,303       18.9%      $ 52,762       19.7%
NOW accounts                             25,856        8.2%        26,971       10.1%
IOLTA accounts                           17,735        5.6%        22,397        8.4%
Money market deposits                    55,220       17.6%        21,466        8.0%
Demand deposits                          22,167        7.1%        19,856        7.4%
Certificates of deposit                 133,915       42.6%       123,986       46.4%
                                       --------      -----       --------      -----
    Total deposits                     $314,196      100.0%      $267,438      100.0%
                                       ========      =====       ========      =====

Borrowed funds:
Advances from Federal Home Loan
 Bank of Boston:
  Maturities less than one year        $ 10,550       20.5%      $ 11,532       19.8%
  Maturities greater than one year       41,018       79.5%        46,603       80.2%
                                       --------      -----       --------      -----
      Total borrowed funds             $ 51,568      100.0%      $ 58,135      100.0%
                                       ========      =====       ========      =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at December 31, 2002 to June 30, 2002, and the results of operations for the three and six months ended December 31, 2002, compared to the same periods in 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
     Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

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

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices in Medford, Massachusetts and three other full-service offices located in Lexington, Arlington and Bedford, Massachusetts. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one-to-four family residences, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and federal agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

Average Balances, Interest and Average Yields
The following tables set forth certain information relating to the Company's average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Loans on non-accrual status are included in the average balances of loans shown in the tables. The securities in the following tables are presented at amortized cost.

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                              Three Months Ending December 31, 2002   Three Months Ending December 31, 2001
                                              -------------------------------------   -------------------------------------
                                                Average      Interest      Yield/       Average      Interest      Yield/
                                                Balance   Income/Expense    Rate        Balance   Income/Expense    Rate
                                                -------   --------------   ------       -------   --------------   ------
                                                                          (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                               $255,376       $4,401       6.89%       $221,446       $4,204       7.59%
Securities available for sale                    81,821          812       3.97%         47,613          571       4.80%
Other earning assets                             33,971          126       1.48%         16,954          115       2.71%
                                               --------       ------                   --------       ------
      Total interest-earning assets             371,168        5,339       5.75%        286,013        4,890       6.84%
                                                              ------                                  ------
Cash and due from banks                           9,716                                   7,767
Other assets                                      7,816                                   6,837
                                               --------                                --------
      Total assets                             $388,700                                $300,617
                                               ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                     $ 57,329          230       1.59%       $ 45,953          243       2.10%
NOW and IOLTA accounts                           40,156           88       0.87%         34,584           83       0.95%
Money market deposits                            47,692          293       2.44%         19,677          109       2.20%
Certificates of deposit                         133,165        1,268       3.78%        108,558        1,430       5.23%
                                               --------       ------                   --------       ------
      Total interest-bearing deposits           278,342        1,879       2.68%        208,772        1,865       3.54%
FHLB borrowings                                  56,197          741       5.23%         44,393          660       5.90%
Subordinated debt                                 5,000           70       5.48%              -            -          -
                                               --------       ------                   --------       ------
      Total interest-bearing liabilities        339,539        2,690       3.14%        253,165        2,525       3.96%
                                                              ------                                  ------
Demand deposit accounts                          22,459                                  19,347
Other liabilities                                 1,992                                   1,571
                                               --------                                --------
      Total liabilities                         363,990                                 274,083
Stockholders' equity                             24,710                                  26,534
                                               --------                                --------
Total liabilities and stockholders' equity     $388,700                                $300,617
                                               ========                                ========
Net interest income                                           $2,649                                  $2,365
                                                              ======                                  ======
Interest rate spread                                                       2.61%                                   2.88%
Net interest margin                                                        2.85%                                   3.31%
Interest earning assets/interest-bearing
 liabilities                                                               1.09x                                   1.13x

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                               Six Months Ending December 31, 2002     Six Months Ending December 31, 2001
                                              -------------------------------------   -------------------------------------
                                                Average      Interest      Yield/       Average      Interest      Yield/
                                                Balance   Income/Expense    Rate        Balance   Income/Expense    Rate
                                                -------   --------------   ------       -------   --------------   ------
                                                                          (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                               $251,223       $ 8,793      7.00%       $220,145       $8,489       7.71%
Securities available for sale                    74,143         1,572      4.24%         42,705        1,062       4.97%
Other earning assets                             28,632           237      1.66%         20,307          331       3.26%
                                               --------       -------                  --------       ------
      Total interest-earning assets             353,998        10,602      5.99%        283,157        9,882       6.98%
                                                              -------                                 ------
Cash and due from banks                           9,056                                   7,504
Other assets                                      7,780                                   6,852
                                               --------                                --------
      Total assets                             $370,834                                $297,513
                                               ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                     $ 55,682           506      1.80%       $ 45,028          483       2.13%
NOW and IOLTA accounts                           38,391           176      0.91%         33,988          178       1.04%
Money market deposits                            35,644           438      2.44%         19,660          264       2.66%
Certificates of deposit                         131,506         2,569      3.88%        107,276        2,892       5.35%
                                               --------       -------                  --------       ------
      Total interest-bearing deposits           261,223         3,689      2.80%        205,952        3,817       3.68%
FHLB borrowings                                  57,165         1,501      5.21%         44,504        1,332       5.94%
Subordinated debt                                 5,000           147      5.75%              -            -          -
                                               --------       -------                  --------       ------
      Total interest-bearing liabilities        323,388         5,337      3.27%        250,456        5,149       4.08%
                                                              -------                                 ------
Demand deposit accounts                          20,989                                  18,492
Other liabilities                                 1,993                                   1,511
                                               --------                                --------
      Total liabilities                         346,370                                 270,459
Stockholders' equity                             24,464                                  27,054
                                               --------                                --------
Total liabilities and stockholders' equity     $370,834                                $297,513
                                               ========                                ========
Net interest income                                            $5,265                                 $4,733
                                                               ======                                 ======
Interest rate spread                                                       2.72%                                   2.90%
Net interest margin                                                        2.97%                                   3.34%
Interest earning assets/interest-bearing
 liabilities                                                               1.09x                                   1.13x

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

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

                                        Three Months Ended December 31,
                                                 2002 vs 2001
                                             Increase (decrease)
                                        -------------------------------
                                              Due To
                                        ------------------
                                         Rate       Volume      Total
                                         ----       ------      -----
                                                (In thousands)

Interest and dividend income:
Loans, net                              $(298)      $ 495       $ 197
Securities available for sale             (76)        317         241
Other earning assets                       (9)         20          11
                                        -----       -----       -----
      Total                              (383)        832         449
                                        -----       -----       -----
Interest expense:
Savings deposits                          503        (516)        (13)
NOW and IOLTA accounts                     (6)         11           5
Money market deposits                      13         171         184
Certificates of deposits                 (890)        728        (162)
                                        -----       -----       -----
Total deposits                           (380)        394          14
Borrowed funds                            (60)        141          81
Subordinated debt                           -          70          70
                                        -----       -----       -----
      Total                              (440)        605         165
                                        -----       -----       -----
Change in net interest income           $  57       $ 227       $ 284
                                        =====       =====       =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

                                         Six Months Ended December 31,
                                                 2002 vs 2001
                                             Increase (decrease)
                                        -------------------------------
                                              Due To
                                        ------------------
                                         Rate       Volume      Total
                                         ----       ------      -----
                                                (In thousands)

Interest and dividend income:
Loans, net                             $  (575)     $  879      $ 304
Securities available for sale             (128)        638        510
Other earning assets                      (563)        469        (94)
                                       -------      ------      -----
      Total                             (1,266)      1,986        720
                                       -------      ------      -----
Interest expense:
Savings deposits                           (42)         65         23
NOW and IOLTA accounts                      51         (53)        (2)
Money market deposits                      (20)        194        174
Certificates of deposits                (1,797)      1,474       (323)
                                       -------      ------      -----
Total deposits                          (1,808)      1,680       (128)
Borrowed funds                            (128)        297        169
Subordinated debt                            -         147        147
                                       -------      ------      -----
      Total                             (1,936)      2,124        188
                                       -------      ------      -----
Change in net interest income          $   670      $ (138)     $ 532
                                       =======      ======      =====

Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 2002 and June 30, 2002 The Company's total assets amounted to $398.0 million at December 31, 2002 compared to $356.7 million at June 30, 2002, an increase of $41.3 million or 11.6%. The increase in total assets is primarily a result of continued loan growth and increases in securities available for sale funded by deposit growth.

Cash and cash equivalents decreased to $26.9 million at December 31, 2002 from $34.6 million at June 30, 2002, a decrease of $7.8 million or 22.4%. The decrease in cash and cash equivalents was primarily due to an increase in securities available for sale. Securities increased to $99.6 million at December 31, 2002 from $65.9 million at June 30, 2002, an increase of $33.7 million or 51.1%.

Net loans increased by $16.4 million or 6.7% to $260.2 million or 65.4% of total assets at December 31, 2002 as compared to $243.7 million or 68.3% of total assets at June 30, 2002. Growth in

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

commercial real estate loans, commercial loans, residential mortgage loans, home equity loans and construction loans accounted for the increase due to the Company's continued emphasis on loan originations.

Total deposits increased by $46.8 million to $314.2 million at December 31, 2002 from $267.4 million at June 30, 2002 reflecting increases in nearly all deposit categories. Certificates of deposit increased by $9.9 million or 8.0% to $133.9 million at December 31, 2002 from $124.0 million at June 30, 2002. Money market accounts increased by $33.8 million or 157.2% to $55.2 million at December 31, 2002 from $21.5 million at June 30, 2002. Savings accounts increased by $6.5 million or 12.4% to $59.3 million at December 31, 2002 from $52.8 million at June 30, 2002. The increase in deposits resulted from deposit promotions geared to obtain market share in light of the sale of Medford Bank to Citizens Bank and the success of the Bedford branch that opened in June 2002.

Stockholders' equity increased by $1.2 million to $25.1 million at December 31, 2002 from $23.9 million at June 30, 2002 as a result of an increase in the net unrealized gain on securities available for sale of $343,000, net income of $748,000, stock options exercised of $36,000, a reduction in unearned RRP stock of $115,000, and a reduction in unearned ESOP shares of $197,000, offset by dividends paid of $235,000.

Comparison of the Operating Results for the Three and Six Months Ended December 31, 2002 and 2001
Net Income. Net income was $310,000 and $748,000 for the three and six months ended December 31, 2002, compared to $396,000 and $812,000 for the three and six months ended December 31, 2001. Return on average assets was ..32% and .40% for the three and six months ended December 31, 2002, compared to .53% and .55% for the three and six months ended December 31, 2001. Return on average equity was 5.02% and 6.12% for the three and six months ended December 31, 2002, compared to 5.97% and 6.00% for the three and six months ended December 31, 2001.

The decrease in income before income taxes of $129,000 for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 was attributable to an increase in total interest and dividend income of $449,000 and an increase in other income of $66,000, offset by an increase in total interest expense of $165,000 and an increase in operating expenses of $509,000.

The decrease in income before income taxes of $102,000 for the six months ended December 31, 2002 compared to the six months ended December 31, 2001 was attributable to an increase in total interest and dividend income of $720,000, an increase in other income of $228,000 and a decrease in provision for loan losses of $30,000, offset by an increase in total interest expense of $188,000 and an increase in operating expenses of $892,000.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

Interest and Dividend Income. Total interest and dividend income increased by $449,000 or 9.2% to $5.3 million for the three months ended December 31, 2002 from $4.9 million for the three months ended December 31, 2001. The increase in interest income was a result of a higher level of loans and securities available for sale resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates. The average balance of net loans for the three months ended December 31, 2002 was $255.4 million compared to $221.5 million for the three months ended December 31, 2001. The average yield on net loans was 6.89% for the three months ended December 31, 2002 compared to 7.59% for the three months ended December 31, 2001.

The average balance of securities available for sale for the three months ended December 31, 2002 was $81.8 million compared to $47.6 million for the three months ended December 31, 2001. This increase was due to a higher volume of loan sales and refinances and deposit growth. The average yield on securities available for sale was 3.97% for the three months ended December 31, 2002 compared to 4.80% for the three months ended December 31, 2001. The average balance of other earning assets for the three months ended December 31, 2002 was $34.0 million compared to $17.0 million for the three months ended December 31, 2001. The average yield on other earning assets was 1.48% for the three months ended December 31, 2002 compared to 2.71% for the three months ended December 31, 2001. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with several decreases in short-term interest rates made by the Federal Reserve Bank.

Total interest and dividend income increased by $720,000 or 7.3% to $10.6 million for the six months ended December 31, 2002 from $9.9 million for the six months ended December 31, 2001. The increase in interest income was a result of a higher level of loans and securities available for sale resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates. The average balance of net loans for the six months ended December 31, 2002 was $251.2 million compared to $220.1 million for the six months ended December 31, 2001. The average yield on net loans was 7.00% for the six months ended December 31, 2002 compared to 7.71% for the six months ended December 31, 2001.

The average balance of securities available for sale for the six months ended December 31, 2002 was $74.1 million compared to $42.7 million for the six months ended December 31, 2001. This increase was due to a higher volume of loan sales and refinances and deposit growth. The average yield on securities available for sale was 4.24% for the six months ended December 31, 2002 compared to 4.97% for the six months ended December 31, 2001. The average balance of other earning assets for the six months ended December 31, 2002 was $28.6 million compared to $20.3 million for the six months ended December 31, 2001. The average yield on other earning assets was 1.66% for the six months ended December 31, 2002 compared to 3.26% for the six months ended December 31, 2001. The average yield on other earning assets declined because of the short-term

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

repricing intervals of these assets combined with several decreases in short-term interest rates made by the Federal Reserve Bank.

Interest Expense. Total interest expense increased by $165,000 or 6.5% to $2.7 million for the three months ended December 31, 2002 from $2.5 million for the three months ended December 31, 2001. Average interest-bearing deposits increased by $69.6 million or 33.3% to $278.3 million for the three months ended December 31, 2002. Average borrowings increased by $11.8 million to $56.2 million for the three months ended December 31, 2002 from $44.4 million for the three months ended December 31, 2001. The average rate on interest-bearing deposits decreased 86 basis points to 2.68% for the three months ended December 31, 2002 from 3.54% for the three months ended December 31, 2001, while the average rate on borrowed funds decreased 67 basis points to 5.23% from 5.90% during the same period. Interest expense on subordinated debt for the three months ended December 31, 2002 was $70,000 as compared to $0 for the three months ended December 31, 2001. Average subordinated debt for the three months ended December 31, 2002 was $5 million with an average rate of 5.48%. The Company did not have any subordinated debt during the comparable 2001 period.

Total interest expense increased by $188,000 or 3.7% to $5.3 million for the six months ended December 31, 2002 from $5.1 million for the six months ended December 31, 2001. Average interest-bearing deposits increased by $55.3 million or 26.8% to $261.2 million for the six months ended December 31, 2002. Average borrowings increased by $12.7 million to $57.2 million for the six months ended December 31, 2002 from $44.5 million for the six months ended December 31, 2001. The average rate on interest-bearing deposits decreased 88 basis points to 2.80% for the six months ended December 31, 2002 from 3.68% for the six months ended December 31, 2001, while the average rate on borrowed funds decreased 73 basis points to 5.21% from 5.94% during the same period. Interest expense on subordinated debt for the six months ended December 31, 2002 was $147,000 as compared to $0 for the six months ended December 31, 2001. Average subordinated debt for the six months ended December 31, 2002 was $5 million with an average rate of 5.75%. The Company did not have any subordinated debt during the comparable 2001 period.

Net Interest Income. Net interest income for the three months ended December 31, 2002 was $2.6 million as compared to $2.4 million for the three months ended December 31, 2001. The $284,000 increase can be attributed to a combination of the $449,000 increase in interest and dividend income, offset by the $165,000 increase in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 109 basis points to 5.75% for the three months ended December 31, 2002 from 6.84% for the three months ended December 31, 2001, while the average cost on interest-bearing liabilities decreased by 82 basis points to 3.14% for the three months ended December 31, 2002 from 3.96% for the three months ended December 31, 2001. As a result, the interest rate spread decreased to 2.61% for the three months ended December 31, 2002 from 2.88% for the three months ended December 31, 2001.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

Net interest income for the six months ended December 31, 2002 was $5.3 million as compared to $4.7 million for the six months ended December 31, 2001. The $532,000 increase can be attributed to a combination of the $720,000 increase in interest and dividend income, offset by the $188,000 increase in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 99 basis points to 5.99% for the six months ended December 31, 2002 from 6.98% for the six months ended December 31, 2001, while the average cost on interest-bearing liabilities decreased by 81 basis points to 3.27% for the six months ended December 31, 2002 from 4.08% for the six months ended December 31, 2001. As a result, the interest rate spread decreased to 2.72% for the six months ended December 31, 2002 from 2.90% for the six months ended December 31, 2001.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 2002 was $50,000 and $125,000, respectively, compared to $80,000 and $155,000 for the three and six months ended December 31, 2001. At December 31, 2002, the balance of the allowance for loan losses was $2.2 million or .84% of net loans. At December 31, 2001, the balance of the allowance for loan losses was $1.9 million or .86% of net loans.

Other Income. Other income was $362,000 for the three months ended December 31, 2002 compared to $296,000 for the three months ended December 31, 2001. Other income increased $66,000, or 22.3%, which is primarily the result of $197,000 in gains on the sale of loans into the secondary market, offset by a net loss of $128,000 on the sale of investment securities. Other income was $778,000 for the six months ended December 31, 2002 compared to $550,000 for the six months ended December 31, 2001. The $228,000 increase was primarily the result of an increase of $277,000 in gains on the sale of loans into the secondary market and $62,000 in service fees, offset by an increase in net loss on the sale of investment securities of $155,000. The increased gains on loan sales reflects increased originations of fixed-rate residential mortgage loans as borrowers refinanced these loans in order to take advantage of low interest rates. The Company sells substantially all of the fixed-rate residential real estate loans it originates into the secondary market in order to reduce interest rate risk.

Operating Expenses. Operating expenses increased by $509,000 or 26.4% to $2.4 million for the three months ended December 31, 2002 from $1.9 million for the three months ended December 31, 2001. Salaries and employee benefits increased by $311,000, occupancy and equipment expenses increased by $95,000 and advertising expenses increased by $60,000. This increase in operating expenses was caused by increased salary expenses in the administrative and lending areas, marketing expenses incurred to capture deposit market share and expenses to operate the branch office opened in Bedford, Massachusetts in June 2002.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

Operating expenses increased by $892,000 or 23.5% to $4.7 million for the six months ended December 31, 2002 from $3.8 million for the six months ended December 31, 2001. Salaries and employee benefits increased by $579,000, occupancy and equipment expenses increased by $155,000 and advertising expenses increased by $97,000. This increase in operating expenses was caused by increased salary expenses in the administrative and lending areas, marketing expenses incurred to capture deposit market share and expenses to operate the branch office opened in Bedford, Massachusetts in June 2002.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 2002 was 100.1%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At December 31, 2002, the Company had outstanding borrowings of $51.6 million and an available line of credit of $3.5 million from the FHLB.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2002


At December 31, 2002, the Company had $12.9 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $74.2 million at December 31, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2002, the Company and the Bank exceeded all of their regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Liability
Management."

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                              December 31, 2002

PART II.  OTHER INFORMATION

Item 5.  Other Information
The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to the Company's Form 10-Q for the quarter ended December 31, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. These statements are attached hereto as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      99.1 Certifications of President and CEO and Senior Vice President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)   Reports on Form 8-K
      The Company filed a Form 8-K on October 23, 2002 to disclose Regulation FD Materials in connection with management's presentation of the Company's Annual Meeting of Stockholders held on October 23, 2002.

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                                 Signatures
                              December 31, 2002

                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYSTIC FINANCIAL, INC.
                                            (Registrant)

Date:  February 13, 2003               By:  /s/ Ralph W. Dunham
       -----------------                    -------------------------------
                                            Ralph W. Dunham
                                            President and Chief Executive
                                            Officer

Date:  February 13, 2003               By:  /s/ Anthony J. Patti
       -----------------                    -------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003               /s/  Ralph W. Dunham
       -----------------               ------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003               /s/  Anthony J. Patti
       -----------------               ------------------------------------
                                       Anthony J. Patti
                                       Senior Vice President and Chief
                                       Financial Officer