Form 10-Q
period 2003-03-31
MYSTIC FINANCIAL INC
filed 2003-05-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2003

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

                            YES  [X]      NO  [ ]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                            YES  [ ]      NO  [X]

As of May 13, 2003, 1,468,443 shares of the registrant's common stock were outstanding.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                                    INDEX

PART I   FINANCIAL INFORMATION                                           Page
         ---------------------                                           ----
Item 1   Financial Statements:

         Consolidated Balance Sheets - March 31, 2003
          and June 30, 2002                                                3

         Consolidated Statements of Income - Three and Nine Months
          Ended March 31, 2003 and 2002                                    4

         Consolidated Statements of Changes in Stockholders' Equity -
          Nine Months Ended March 31, 2003 and 2002                        5

         Consolidated Statements of Cash Flows - Nine Months
          Ended March 31, 2003 and 2002                                    6

         Notes to Unaudited Consolidated Financial Statements -
          March 31, 2003                                                   7

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12

Item 3   Quantitative and Qualitative Disclosures About
          Market Risk                                                     25

Item 4   Controls and Procedures                                          25


PART II  OTHER INFORMATION
         -----------------

Item 5   Other Information                                                25

Item 6    Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                26
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                      March 31,    June 30,
                                                         2003        2002
                                                      ---------    --------
                                                           (Unaudited)

Assets
  Cash and due from banks                             $  9,857     $ 18,155
  Federal funds sold                                     5,762       10,653
  Short-term investments                                23,600        5,804
                                                      --------     --------
      Total cash and cash equivalents                   39,219       34,612
  Securities available for sale, at fair value         104,273       65,900
  Federal Home Loan Bank stock, at cost                  2,932        2,932
  Loans, net of allowance for loan losses of
   $2,244 and $2,063, respectively                     257,750      243,743
  Mortgage loans held for sale                               -        1,231
  Bank premises and equipment, net                       3,053        2,885
  Real estate held for investment, net                   1,560        1,586
  Accrued interest receivable                            1,902        1,784
  Due from Co-operative Central Bank                       929          929
  Other assets                                           6,063        1,131
                                                      --------     --------
                                                      $417,681     $356,733
                                                      ========     ========

Liabilities and Stockholders' Equity
  Deposits                                            $326,433     $267,438
  Federal Home Loan Bank borrowings                     51,259       58,135
  Subordinated Debt                                     12,000        5,000
  Mortgagors' escrow accounts                              912          792
  Accrued expenses and other liabilities                 1,518        1,445
                                                      --------     --------
      Total liabilities                                392,122      332,810
                                                      --------     --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                            -            -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,722,125 and 2,719,125 issued,
   respectively                                             27           27
  Additional paid-in capital                            25,779       25,699
  Retained earnings                                     18,007       17,099
  Treasury stock, at cost, 1,253,682 and 1,253,322
   shares, respectively                                (17,130)     (17,124)
  Accumulated other comprehensive income                   585          350
  Unearned ESOP shares                                  (1,372)      (1,622)
  Unearned RRP stock                                      (337)        (506)
                                                      --------     --------
      Total stockholders' equity                        25,559       23,923
                                                      --------     --------
                                                      $417,681     $356,733
                                                      ========     ========

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                       Three Months Ended        Nine Months Ended
                                                     ----------------------    ----------------------
                                                     March 31,    March 31,    March 31,    March 31,
                                                        2003         2002         2003         2002
                                                     ---------    ---------    ---------    ---------
                                                                       (Unaudited)

Interest and dividend income:
  Interest and fees on loans                           $4,394       $4,185      $13,187      $12,674
  Interest and dividends on securities                    934          634        2,506        1,696
  Other interest                                           70           94          307          425
                                                       ------       ------      -------      -------
      Total interest and dividend income                5,398        4,913       16,000       14,795
                                                       ------       ------      -------      -------

Interest expense:
  Deposits                                              1,772        1,780        5,461        5,597
  Federal Home Loan Bank borrowings                       692          721        2,193        2,053
  Subordinated debt                                       107            -          254            -
                                                       ------       ------      -------      -------
      Total interest expense                            2,571        2,501        7,908        7,650
                                                       ------       ------      -------      -------
Net interest income                                     2,827        2,412        8,092        7,145
Provision for loan losses                                  75          100          200          255
                                                       ------       ------      -------      -------
Net interest income, after provision for
 loan losses                                            2,752        2,312        7,892        6,890

Other income:
  Customer service fees                                   238          219          746          665
  Gain (loss) on sales of securities
   available for sale, net                                 65            -          (63)          10
  Gain on sale of loans                                   244           51          588           78
  Miscellaneous                                             2           15           56           82
                                                       ------       ------      -------      -------
      Total other income                                  549          285        1,327          835
                                                       ------       ------      -------      -------
Operating expenses:
  Salaries and employee benefits                        1,427        1,153        4,247        3,394
  Occupancy and equipment expenses                        342          257          955          715
  Data processing expenses                                 95           81          267          245
  Other general and administrative expenses               623          408        1,701        1,336
                                                       ------       ------      -------      -------
      Total operating expenses                          2,487        1,899        7,170        5,690
                                                       ------       ------      -------      -------
Income before income taxes                                814          698        2,049        2,035
Provision for income taxes                                298          265          785          790
                                                       ------       ------      -------      -------
Net income                                             $  516       $  433      $ 1,264      $ 1,245
                                                       ======       ======      =======      =======

Earnings per share - basic                             $ 0.38       $ 0.30      $  0.95      $  0.83
                                                       ======       ======      =======      =======

Weighted average shares outstanding - basic             1,342        1,443        1,326        1,506
                                                       ======       ======      =======      =======

Earnings per share - diluted                           $ 0.37       $ 0.29      $  0.92      $  0.81
                                                       ======       ======      =======      =======

Weighted average shares outstanding - diluted          1,4021        1,478        1,379        1,540
                                                       ======       ======      =======      =======

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended March 31, 2003 and 2002
                               (In Thousands)
                                 (Unaudited)


                                                                                   Accumulated
                                                 Additional                           Other      Unearned  Unearned      Total
                                         Common   Paid-In    Retained  Treasury   Comprehensive    ESOP      RRP     Stockholders'
                                         Stock    Capital    Earnings   Stock        Income       Shares    Stock       Equity
                                         ------  ----------  --------  --------   -------------  --------  --------  -------------

Balance at June 30, 2002                  $27     $25,699    $17,099   $(17,124)      $ 350      $(1,622)   $(506)      $23,923
                                                                                                                        -------
Comprehensive income:
  Net income                                -           -      1,264          -           -            -        -         1,264
  Change in net unrealized
   gain on securities
   available for sale, net of
   tax effects                              -           -          -          -         235            -        -           235
                                                                                                                        -------
    Total comprehensive income              -           -          -          -           -            -        -         1,499
                                                                                                                        -------
Dividend paid ($0.27 per share)             -           -       (356)         -           -            -        -          (356)
Purchase of treasury stock                  -           -          -         (6)          -            -        -            (6)
Stock options exercised (3,000 shares)      -          36          -          -           -            -        -            36
Decrease in unearned ESOP shares            -          44          -          -           -          250        -           294
Decrease in unearned RRP stock              -           -          -          -           -            -      169           169
                                          ---     -------    -------   --------       -----      -------    -----       -------
Balance at March 31, 2003                 $27     $25,779    $18,007   $(17,130)      $ 585      $(1,372)   $(337)      $25,559
                                          ===     =======    =======   ========       =====      =======    =====       =======

Balance at June 30, 2001                  $27     $25,643    $15,956   $(10,055)      $ 118      $(1,967)   $(707)      $29,015
                                                                                                                        -------

Comprehensive income:
  Net income                                -           -      1,245          -           -            -        -         1,245
  Change in net unrealized
   gain on securities
   available for sale, net
   of tax effects                           -           -          -          -        (111)           -        -          (111)
                                                                                                                        -------
    Total comprehensive income              -           -          -          -           -            -        -         1,134
Dividend paid ($0.24 per share)             -           -       (363)         -           -            -        -          (363)
Purchase of treasury stock                  -           -          -     (6,190)          -            -        -        (6,190)
Decrease in unearned ESOP shares            -           2          -          -           -          262        -           264
Decrease in unearned RRP stock              -           -          -          -           -            -      150           150
                                          ---     -------    -------   --------       -----      -------    -----       -------
Balance at March 31, 2002                 $27     $25,645    $16,838   $(16,245)      $   7      $(1,705)   $(557)      $24,010
                                          ===     =======    =======   ========       =====      =======    =====       =======

See accompanying notes to unaudited consolidated financial statements

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                         Nine Months Ended
                                                                      March 31,     March 31,
                                                                        2003          2002
                                                                      ---------     ---------
                                                                            (Unaudited)

Cash flows from operating activities:
  Net income                                                          $  1,264      $  1,245
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for loan losses                                              200           255
    Net amortization of securities                                         328           109
    (Gain) loss on sales of securities available for sale                  (63)          (10)
    Amortization of unearned ESOP shares                                   294           264
    Amortization of unearned RRP stock                                     169           150
    Depreciation expense                                                   395           282
    Net change in mortgage loans held for sale                           1,231            56
    Increase in accrued interest receivable                               (118)         (169)
    (Increase) in other assets                                           2,028            29
    Increase (decrease) in accrued expenses and other liabilities           73           (87)
                                                                      --------      --------
      Net cash provided by operating activities                          5,801         2,124
                                                                      --------      --------
Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                                               11,869         1,452
    Maturities, prepayment and calls                                    18,596        10,766
    Purchases                                                          (68,828)      (40,252)
  Purchase of Federal Home Loan Bank Stock                                   -          (348)
  Loans originated, net of payments received                           (14,207)      (17,580)
  Purchases of banking premises and equipment                             (537)         (406)
                                                                      --------      --------
      Net cash used by investing activities                            (53,107)      (46,368)
                                                                      --------      --------
Cash flows from financing activities:
  Net increase in deposits                                              58,995        21,202
  Proceeds from borrowings                                                   -        15,000
  Repayment of borrowings                                               (6,876)       (5,974)
  Net increase in mortgagors' escrow accounts                              120            58
  Proceeds from exercise of stock options                                   36             -
  Dividends paid                                                          (356)         (363)
  Purchase of treasury stock                                                (6)       (6,190)
                                                                      --------      --------
      Net cash provided by financing activities                         51,913        23,733
                                                                      --------      --------
Net change in cash and cash equivalents                                  4,607       (20,511)
Cash and cash equivalents at beginning of period                        34,612        46,129
                                                                      --------      --------
Cash and cash equivalents at end of period                            $ 39,219      $ 25,618
                                                                      ========      ========
Supplemental cash flow information:
  Interest paid                                                       $  7,799      $  7,625
  Income taxes paid                                                        875           785

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2003

1)    Basis of Presentation and Consolidation
The unaudited consolidated interim financial statements of Mystic
Financial, Inc. and subsidiaries ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

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

2)    Commitments and Contingencies
At March 31, 2003, the Bank had outstanding commitments to originate loans amounting to approximately $17.9 million, and unadvanced funds on construction loans, lines of credit and equity loans amounting to approximately $14.3 million, $10.6 million and $7.3 million, respectively. The Bank has sold loans with recourse in the amount of $2.4 million. In connection with these loans, there is an off-balance sheet contingent liability in the amount of $37,000 at March 31, 2003.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2003

4)    Book Value Per Share
Book value per share was $18.54 as of March 31, 2003 and $17.20 as of March 31, 2002. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,378,306 and 1,395,713 shares of common stock outstanding as of March 31, 2003 and 2002, respectively, for purposes of calculating the Company's book value per share.

5)    Securities
The following table sets forth the Company's securities at the dates indicated.


                                       March 31, 2003             June 30, 2002
                                   ----------------------     ---------------------
                                   Amortized      Fair        Amortized      Fair
                                     Cost         Value         Cost         Value
                                   ---------      -----       ---------      -----
                                                    (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations              $ 51,370      $ 51,882      $25,198      $25,517
  Mortgage-backed securities         39,110        39,922       28,759       29,112
  Other bonds & obligations           9,626         9,649        8,668        8,685
  Marketable equity securities        3,190         2,820        2,698        2,586
                                   --------      --------      -------      -------
      Total                        $103,296      $104,273      $65,323      $65,900
                                   ========      ========      =======      =======

6)    Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                      March 31, 2003           June 30, 2002
                                   --------------------     --------------------
                                    Amount      Percent      Amount      Percent
                                    ------      -------      ------      -------
                                              (Dollars in Thousands)

Residential mortgage loans         $151,878      58.9%      $153,915      63.1%
Commercial real estate loans         64,067      24.9%        58,889      24.2%
Commercial loans                     18,457       7.2%        16,215       6.7%
Consumer loans                          764       0.3%         1,004       0.4%
Home equity loans                     8,345       3.2%         4,965       2.0%
Construction loans                   30,939      12.0%        20,991       8.6%
                                   --------     -----       --------     -----
      Total loans                   274,450     106.5%       255,979     105.0%

Less:
Deferred loan origination fees          152       0.1%           197       0.1%
Unadvanced principal                 14,304       5.5%         9,976       4.1%
Allowance for loan losses             2,244       0.9%         2,063       0.8%
                                   --------     -----       --------     -----
      Loans, net                   $257,750      100.0%     $243,743     100.0%
                                   ========     =====       ========     =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2003

7)    Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                        Nine Months Ended     Nine Months Ended
                                                         March 31, 2003        March 31, 2002
                                                        -----------------     -----------------
                                                                (Dollars in Thousands)

  Average loans, net                                        $254,397              $222,768
                                                            ========              ========
  Period-end net loans                                      $257,750              $232,360
                                                            ========              ========

  Allowance for loan losses at beginning of period          $  2,063              $  1,784
  Provision for loan losses                                      200                   255
  Plus recoveries                                                 22                     4
  Loans charged-off                                              (41)                  (24)
                                                            --------              --------
  Allowance for loan losses at end of period                $  2,244              $  2,019
                                                            ========              ========

  Non-performing loans                                      $    694              $    296
                                                            ========              ========

Ratios:
  Allowance for loan losses to period-end net loans             0.87%                 0.87%
  Net charge-offs to average loans, net                        -0.01%                -0.01%

8)    Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                       March 31, 2003           June 30, 2002
                                                    --------------------     -------------------
                                                     Amount      Percent      Amount     Percent
                                                     ------      -------      ------     -------
                                                               (Dollars in Thousands)

Deposits:
Savings deposits                                    $ 66,108      20.2%      $ 52,762     19.7%
NOW accounts                                          26,077       8.0%        26,971     10.1%
IOLTA accounts                                        18,794       5.8%        22,397      8.4%
Money market deposits                                 56,237      17.2%        21,466      8.0%
Demand deposits                                       22,544       6.9%        19,856      7.4%
Certificates of deposit                              136,673      41.9%       123,986     46.4%
                                                    --------     -----       --------    -----
      Total deposits                                $326,433     100.0%      $267,438    100.0%
                                                    ========     =====       ========    =====

Borrowed funds:
Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                     $ 15,250      29.8%      $ 11,532     19.8%
  Maturities greater than one year                    36,009      70.2%        46,603     80.2%
                                                    --------     -----       --------    -----
      Total borrowed funds                          $ 51,259     100.0%      $ 58,135    100.0%
                                                    ========     =====       ========    =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2003

9)    Trust Preferred Securities
On February 14, 2003, Mystic Financial Trust II (the "Trust"), a Delaware statutory trust formed by the Company, completed the sale of $7.0 million of Floating Rate Preferred Securities (liquidation amount of $1,000 per security) (the "Trust Preferred Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of Floating Rate Junior Subordinated Deferrable Interest Notes (the "Subordinated Notes") of the Company. The Subordinated Notes are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Company. The Company has contributed $6.0 million of the proceeds from the sale of the Subordinated Notes to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $244,000 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Notes.

The Trust Preferred Securities accrue and pay distributions quarterly on February 15th, May 15th, August 15th and November 15th of each year, commencing on May 15, 2003 at a variable rate equal to LIBOR plus 3.25% of the stated liquidation amount of $1,000 per Trust Preferred Security. At March 31, 2003, this rate was 4.59%. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon the maturing of the Subordinated Notes on February 15, 2033 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Subordinated Notes, in whole or in part, on any February 15th, May 15th, August 15th, and November 15th on or after February 15, 2008 at the liquidation amount, plus any accrued but unpaid interest to the redemption date.

During the fourth quarter of 2002, Mystic Financial Capital Trust I was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds of the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2032, callable at the option of the Company on April 22, 2007, with the prior approval of the Federal Reserve Board. The floating rate as of March 31, 2003 was 5.32%. Distributions on these securities are payable semi-annually in arrears on April 22nd and October 22nd.

The Trust Preferred Securities are presented in the accompanying consolidated financial statements of the Company as subordinated debt. The Company records distributions payable on the Trust Preferred Securities as interest on subordinated debt in its consolidated statements of income.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2003

10)   Stock Option Plan
On March 24, 1999, the Company's stockholders approved the 1999 Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 257,355 shares of common stock Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options generally vest over a five year period.

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


                                 Three Months Ended           Nine Months Ended
                               -----------------------     -----------------------
                               March 31,     March 31,     March 31,     March 31,
                                 2003          2002          2003          2002
                               ---------     ---------     ---------     ---------
                                      (In Thousands, except per share data)

Net income
  As reported                    $ 516         $ 433        $1,264        $1,245
  Pro forma                      $ 502         $ 420        $1,219        $1,207
Basic earnings per share
  As reported                    $0.38         $0.30        $ 0.95        $ 0.83
  Pro forma                      $0.37         $0.29        $ 0.92        $ 0.80
Diluted earnings per share
  As reported                    $0.37         $0.29        $ 0.92        $ 0.81
  Pro forma                      $0.36         $0.28        $ 0.88        $ 0.78

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion compares the financial condition of Mystic Financial, Inc. ("Mystic" or the "Company") and its wholly owned subsidiary, Medford Co-operative Bank (the "Bank"), at March 31, 2003 to June 30, 2002, and the results of operations for the three and nine months ended March 31, 2003, compared to the same periods in 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                       Three Months Ending March 31, 2003     Three Months Ending March 31, 2002
                                                      ------------------------------------    ----------------------------------
                                                      Average        Interest       Yield/    Average       Interest      Yield/
                                                      Balance     Income/Expense     Rate     Balance    Income/Expense    Rate
                                                      -------     --------------    ------    -------    --------------   ------
                                                                                (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                      $260,919        $4,394        6.74%     $228,017       $4,185       7.34%
Securities available for sale                          104,226           934        3.58%       56,095          634       4.52%
Other earning assets                                    21,055            70        1.33%       17,191           94       2.19%
                                                      --------        ------                  --------       ------
      Total interest-earning assets                    386,200         5,398        5.59%      301,303        4,913       6.52%
                                                                      ------                                 ------
Cash and due from banks                                  9,082                                   7,699
Other assets                                             8,592                                   6,881
                                                      --------                                --------
      Total assets                                    $403,874                                $315,883
                                                      ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                            $ 63,730           178        1.13%      $49,071          247       2.04%
NOW and IOLTA accounts                                  39,187            60        0.62%       34,708           82       0.96%
Money market deposits                                   56,601           342        2.45%       19,783           99       2.03%
Certificates of deposit                                135,024         1,192        3.58%      113,161        1,352       4.85%
                                                      --------        ------                  --------       ------
      Total interest-bearing deposits                  294,542         1,772        2.44%      216,723        1,780       3.33%
FHLB borrowings                                         51,562           692        5.44%       54,850          721       5.33%
Subordinated debt                                        8,578           107        4.99%            -            -          -
                                                      --------        ------                  --------       ------
      Total interest-bearing liabilities               354,682         2,571        2.94%      271,573        2,501       3.73%
                                                                      ------                                 ------
Demand deposit accounts                                 22,167                                  17,001
Other liabilities                                        1,755                                   1,860
                                                      --------                                --------
      Total liabilities                                378,604                                 290,434
Stockholders' equity                                    25,270                                  25,449
                                                      --------                                --------
Total liabilities and stockholders' equity            $403,874                                $315,883
                                                      ========                                ========
Net interest income                                                   $2,827                                 $2,412
                                                                      ======                                 ======
Interest rate spread                                                                2.65%                                 2.79%
Net interest margin                                                                 2.93%                                 3.20%
Interest earning assets/interest-bearing liabilities                                1.09x                                 1.11x

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                       Nine Months Ending March 31, 2003      Nine Months Ending March 31, 2002
                                                      ------------------------------------    ----------------------------------
                                                      Average        Interest       Yield/    Average       Interest      Yield/
                                                      Balance     Income/Expense     Rate     Balance    Income/Expense    Rate
                                                      -------     --------------    ------    -------    --------------   ------
                                                                                (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                      $254,397       $13,187        6.91%     $222,768      $12,674       7.59%
Securities available for sale                           84,033         2,506        3.98%       47,168        1,696       4.79%
Other earning assets                                    26,110           307        1.57%       19,269          425       2.94%
                                                      --------       -------                  --------      -------
      Total interest-earning assets                    364,540        16,000        5.85%      289,205       14,795       6.82%
                                                                     -------                                -------
Cash and due from banks                                  9,061                                   7,569

Other assets                                             8,048                                   6,862
                                                      --------                                --------
      Total assets                                    $381,649                                $303,636
                                                      ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                            $ 58,320           684        1.56%     $ 46,376          730       2.10%
NOW and IOLTA accounts                                  38,651           236        0.81%       34,228          260       1.01%
Money market deposits                                   42,509           780        2.44%       19,700          363       2.45%
Certificates of deposit                                132,656         3,761        3.78%      109,238        4,244       5.18%
                                                      --------       -------                  --------      -------
      Total interest-bearing deposits                  272,136         5,461        2.67%      209,542        5,597       3.56%
FHLB borrowings                                         55,322         2,193        5.28%       47,953        2,053       5.70%
Subordinated debt                                        6,175           254        5.40%            -            -          -
                                                      --------       -------                  --------      -------
      Total interest-bearing liabilities               333,633         7,908        3.16%      257,495        7,650       3.96%
                                                                     -------                                -------
Demand deposit accounts                                 21,372                                  17,995
Other liabilities                                        1,924                                   1,607
                                                      --------                                --------
      Total liabilities                                356,929                                 277,097
Stockholders' equity                                    24,720                                  26,539
                                                      --------                                --------
Total liabilities and stockholders' equity            $381,649                                $303,636
                                                      ========                                ========
Net interest income                                                  $ 8,092                                $ 7,145
                                                                     =======                                =======
Interest rate spread                                                                2.69%                                 2.86%
Net interest margin                                                                 2.96%                                 3.29%
Interest earning assets/interest-bearing liabilities                                1.09x                                 1.12x

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

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


                                 Three Months Ended March 31,
                                         2003 vs 2002
                                      Increase (decrease)
                                 ----------------------------
                                       Due To
                                 -----------------
                                  Rate      Volume      Total
                                  ----      ------      -----
                                        (In thousands)

Interest and dividend income:
Loans, net                       $(363)     $  572     $ 209
Securities available for sale     (153)        453       300
Other earning assets               (42)         18       (24)
                                 -----      ------     -----
      Total                       (558)      1,043       485
                                 -----      ------     -----

Interest expense:
Savings deposits                  (130)         61       (69)
NOW and IOLTA accounts             (32)         10       (22)
Money market deposits               24         219       243
Certificates of deposits          (392)        232      (160)
                                 -----      ------     -----
Total deposits                    (530)        522        (8)
Borrowed funds and debt             70           8        78
                                 -----      ------     -----
      Total                       (460)        530        70
                                 -----      ------     -----
Change in net interest income    $ (98)     $  513     $ 415
                                 =====      ======     =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003


                                 Nine Months Ended March 31,
                                         2003 vs 2002
                                     Increase (decrease)
                                 ----------------------------
t                                      Due To
                                 ------------------
                                   Rate      Volume     Total
                                   ----      ------     -----
                                        (In thousands)

Interest and dividend income:
Loans, net                       $(1,188)    $1,701    $  513
Securities available for sale       (329)     1,139       810
Other earning assets                (238)       120      (118)
                                 -------     ------    ------
      Total                       (1,755)     2,960     1,205
                                 -------     ------    ------

Interest expense:
Savings deposits                    (210)       164       (46)
NOW and IOLTA accounts               (55)        31       (24)
Money market deposits                 (2)       419       417
Certificates of deposits          (1,284)       801      (483)
                                 -------     ------    ------
Total deposits                    (1,551)     1,415      (136)
Borrowed funds and debt             (153)       547       394
                                 -------     ------    ------
      Total                       (1,704)     1,962       258
                                 -------     ------    ------
Change in net interest income    $   (51)    $  998    $  947
                                 =======     ======    ======

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2003 and June 30, 2002
The Company's total assets amounted to $417.7 million at March 31, 2003 compared to $356.7 million at June 30, 2002, an increase of $60.9 million or 17.1%. The increase in total assets is primarily a result of continued loan growth and increases in securities available for sale funded by deposit growth and proceeds from loan sales.

Cash and cash equivalents increased to $39.2 million at March 31, 2003 from $34.6 million at June 30, 2002, an increase of $4.6 million or 13.3%. The increase in cash and cash equivalents was primarily due to an increase in short term investments. Securities available for sale increased to $104.3 million at March 31, 2003 from $65.9 million at June 30, 2002, an increase of $38.4 million or 58.2%.

Net loans increased by $14.0 million or 5.7% to $257.7 million or 61.7% of total assets at March 31, 2003 as compared to $243.7 million or 68.3% of total assets at June 30, 2002. Growth in

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

commercial real estate loans, commercial loans, home equity loans and construction loans accounted for the increase due to the Company's continued emphasis on loan originations and the low interest rate environment.

Total deposits increased by $59.0 million to $326.4 million at March 31, 2003 from $267.4 million at June 30, 2002 reflecting increases in nearly all deposit categories. Certificates of deposit increased by $12.7 million or 10.2% to $136.7 million at March 31, 2003 from $124.0 million at June 30, 2002. Money market accounts increased by $34.8 million or 162.0% to $56.2 million at March 31, 2003 from $21.5 million at June 30, 2002. Savings accounts increased by $13.3 million or 25.3% to $66.1 million at March 31, 2003 from $52.8 million at June 30, 2002. The increase in deposits resulted from increased market share resulting from the sale of Medford Bank to Citizens Bank and the success of the Bedford branch that opened in June 2002.

Stockholders' equity increased by $1.6 million to $25.6 million at March 31, 2003 from $23.9 million at June 30, 2002 as a result of an increase in accumulated other comprehensive income of $235,000, net income of $1.3 million, stock options exercised of $36,000, a reduction in unearned RRP stock of $169,000, and a reduction in unearned ESOP shares of $294,000, offset by dividends paid of $356,000.

Comparison of the Operating Results for the Three and Nine Months Ended March 31, 2003 and 2002
Net Income. Net income was $516,000 and $1.3 million for the three and nine months ended March 31, 2003, compared to $433,000 and $1.2 million for the three and nine months ended March 31, 2002. Return on average assets was ..51% and .44% for the three and nine months ended March 31, 2003, compared to .55% and .55% for the three and nine months ended March 31, 2002. Return on average equity was 8.16% and 6.82% for the three and nine months ended March 31, 2003, compared to 6.80% and 6.25% for the three and nine months ended March 31, 2002.

The increase in income before income taxes of $83,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was attributable to an increase in total interest and dividend income of $485,000 and an increase in other income of $264,000, offset by an increase in total interest expense of $70,000 and an increase in operating expenses of $588,000.

The increase in income before income taxes of $19,000 for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 was attributable to an increase in total interest and dividend income of $1.2 million, an increase in other income of $492,000 and a decrease in provision for loan losses of $55,000, offset by an increase in total interest expense of $258,000 and an increase in operating expenses of $1.5 million.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

Interest and Dividend Income. Total interest and dividend income increased by $485,000 or 9.9% to $5.4 million for the three months ended March 31, 2003 from $4.9 million for the three months ended March 31, 2002. The increase in interest income was a result of a higher level of loans and securities available for sale resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates. The average balance of net loans for the three months ended March 31, 2003 was $260.9 million compared to $228.0 million for the three months ended March 31, 2002. The average yield on net loans was 6.74% for the three months ended March 31, 2003 compared to 7.34% for the three months ended March 31, 2002.

The average balance of securities available for sale for the three months ended March 31, 2003 was $104.2 million compared to $56.1 million for the three months ended March 31, 2002. This increase was funded by a higher volume of loan sales and refinances and deposit growth. The average yield on securities available for sale was 3.58% for the three months ended March 31, 2003 compared to 4.52% for the three months ended March 31, 2002. The average balance of other earning assets for the three months ended March 31, 2003 was $21.1 million compared to $17.2 million for the three months ended March 31, 2002. The average yield on other earning assets was 1.33% for the three months ended March 31, 2003 compared to 2.19% for the three months ended March 31, 2002. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with several decreases in short-term interest rates made by the Federal Reserve Bank.

Total interest and dividend income increased by $1.2 million or 8.1% to $16.0 million for the nine months ended March 31, 2003 from $14.8 million for the nine months ended March 31, 2002. The increase in interest income was a result of a higher level of loans and securities available for sale resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates. The average balance of net loans for the nine months ended March 31, 2003 was $254.4 million compared to $222.8 million for the nine months ended March 31, 2002. The average yield on net loans was 6.91% for the nine months ended March 31, 2003 compared to 7.59% for the nine months ended March 31, 2002.

The average balance of securities available for sale for the nine months ended March 31, 2003 was $84.0 million compared to $47.2 million for the nine months ended March 31, 2002. This increase was funded by a higher volume of loan sales and refinances and deposit growth. The average yield on securities available for sale was 3.98% for the nine months ended March 31, 2003 compared to 4.79% for the nine months ended March 31, 2002. The average balance of other earning assets for the nine months ended March 31, 2003 was $26.1 million compared to $19.3 million for the nine months ended March 31, 2002. The average yield on other earning assets was 1.57% for the nine months ended March 31, 2003 compared to 2.94% for the nine months ended March 31, 2002. The average yield on other earning assets declined because of the short- term repricing intervals of these

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

assets combined with several decreases in short-term interest rates made by the Federal Reserve Bank.

Interest Expense. Total interest expense increased by $70,000 or 2.8% to $2.6 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. Average interest-bearing deposits increased by $77.8 million or 35.9% to $294.5 million for the three months ended March 31, 2003 from $216.7 million for the three months ended March 31, 2002. Average borrowings decreased by $3.3 million to $51.6 million for the three months ended March 31, 2003 from $54.9 million for the three months ended March 31, 2002. The average rate on interest-bearing deposits decreased 89 basis points to 2.44% for the three months ended March 31, 2003 from 3.33% for the three months ended March 31, 2002, while the average rate on borrowed funds increased 11 basis points to 5.44% from 5.33% during the same period. Interest expense on subordinated debt for the three months ended March 31, 2003 was $108,000 as compared to $0 for the three months ended March 31, 2002. Average subordinated debt for the three months ended March 31, 2003 was $8.6 million with an average rate of 4.99%. The Company did not have any subordinated debt during the comparable 2002 period.

Total interest expense increased by $258,000 or 3.4% to $7.9 million for the nine months ended March 31, 2003 from $7.6 million for the nine months ended March 31, 2002. Average interest-bearing deposits increased by $62.6 million or 29.9% to $272.1 million for the nine months ended March 31, 2003 from $209.5 million for the nine months ended March 31, 2002. Average borrowings increased by $7.4 million to $55.3 million for the nine months ended March 31, 2003 from $48.0 million for the nine months ended March 31, 2002. The average rate on interest-bearing deposits decreased 89 basis points to 2.67% for the nine months ended March 31, 2003 from 3.56% for the nine months ended March 31, 2002, while the average rate on borrowed funds decreased 42 basis points to 5.28% from 5.70% during the same period. Interest expense on subordinated debt for the nine months ended March 31, 2003 was $254,000 as compared to $0 for the nine months ended March 31, 2002. Average subordinated debt for the nine months ended March 31, 2003 was $6.2 million with an average rate of 5.40%. The Company did not have any subordinated debt during the comparable 2002 period.

Net Interest Income. Net interest income for the three months ended March 31, 2003 was $2.8 million as compared to $2.4 million for the three months ended March 31, 2002. The $415,000 increase can be attributed to a combination of the $485,000 increase in interest and dividend income, offset by the $70,000 increase in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 93 basis points to 5.59% for the three months ended March 31, 2003 from 6.52% for the three months ended March 31, 2002, while the average cost on interest-bearing liabilities decreased by 79 basis points to 2.94% for the three months ended March 31, 2003 from 3.73% for the three months ended March 31, 2002. As a result,

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

the interest rate spread decreased to 2.65% for the three months ended March 31, 2003 from 2.79% for the three months ended March 31, 2002.

Net interest income for the nine months ended March 31, 2003 was $8.1 million as compared to $7.1 million for the nine months ended March 31, 2002. The $947,000 increase can be attributed to a combination of the $1.2 million increase in interest and dividend income, offset by the $258,000 increase in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 97 basis points to 5.85% for the nine months ended March 31, 2003 from 6.82% for the nine months ended March 31, 2002, while the average cost on interest-bearing liabilities decreased by 80 basis points to 3.16% for the nine months ended March 31, 2003 from 3.96% for the nine months ended March 31, 2002. As a result, the interest rate spread decreased to 2.69% for the nine months ended March 31, 2003 from 2.86% for the nine months ended March 31, 2002.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2003 was $75,000 and $200,000, respectively, compared to $100,000 and $255,000 for the three and nine months ended March 31, 2002. The Company maintained a low level of risk assets and had minimal delinquencies at March 31, 2003. This resulted in a lower provision for loan losses for the three and nine months ended March 31, 2003 as compared to the comparable 2002 period. At March 31, 2003, the balance of the allowance for loan losses was $2.2 million or .87% of net loans. At March 31, 2002, the balance of the allowance for loan losses was $2.0 million or ..87% of net loans. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio.

Other Income. Other income was $549,000 for the three months ended March 31, 2003 compared to $285,000 for the three months ended March 31, 2002. Other income increased $264,000, or 92.6%, primarily as a result of an increase of $193,000 in gains on the sale of loans into the secondary market and $65,000 in the gain on sales of investment securities. Other income was $1.3 million for the nine months ended March 31, 2003 compared to $835,000 for the nine months ended March 31, 2002. The $492,000 increase was primarily the result of an increase of $510,000 in gains on the sale of loans into the secondary market and $81,000 in service fees, offset by an increase in net loss on the sale of investment securities of $73,000. The increased gains on loan sales reflects increased originations of fixed-rate residential mortgage loans as borrowers refinanced these loans in order to take advantage of low interest rates. The Company has sold substantially all of its 30 year fixed-rate residential real estate loans at rates below 6.25% into the secondary market in order to reduce interest rate risk.

Operating Expenses. Operating expenses increased by $588,000 or 31.0% to $2.5 million for the three months ended March 31, 2003 from $1.9 million for the three months ended March 31, 2002. Salaries and employee benefits increased by $274,000, occupancy and equipment expenses increased

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

by $85,000 and advertising expenses increased by $12,000. This increase was caused by higher personnel costs associated with the asset growth of the Bank, marketing expenses incurred to capture deposit market share and expenses to operate the branch office opened in Bedford, Massachusetts in June 2002.

Operating expenses increased by $1.5 million or 26.0% to $7.2 million for the nine months ended March 31, 2003 from $5.7 million for the nine months ended March 31, 2002. Salaries and employee benefits increased by $853,000, occupancy and equipment expenses increased by $240,000 and advertising expenses increased by $109,000. This increase was caused by higher personnel costs associated with the asset growth of the Bank, marketing expenses incurred to capture deposit market share and expenses to operate the branch office opened in Bedford, Massachusetts in June 2002.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2003

Liquidity and Capital Resources
The Company's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of securities and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. In addition, in April of 2002 and February of 2003, the Company issued $5.0 million and $7.0 million, respectively, of Trust Preferred Securities to increase the Company's capital position and enhance liquidity in order to support continued loan growth. The Company uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 2003 was 93.0%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At March 31, 2003, the Company had outstanding borrowings of $51.3 million and an available line of credit of $3.5 million from the FHLB.

At March 31, 2003, the Company had $17.9 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $97.4 million at March 31, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2003, the Company and the Bank exceeded all of their regulatory capital requirements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                               March 31, 2003

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

PART II.    OTHER INFORMATION

Items 1-4.  Not applicable

Item 5.     Other Information
The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to the Company's Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. These statements are attached hereto as Exhibit 99.1.

Item 6.     Exhibits and Reports on Form 8-K
(a)   Exhibits
      99.1 Certifications of President and CEO and Senior Vice President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)   Reports on Form 8-K
      None

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                                 Signatures
                               March 31, 2003

                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYSTIC FINANCIAL, INC.
                                       (Registrant)

Date:  May 13, 2003                    By: /s/ Ralph W. Dunham
       ------------                        -------------------------------
                                           Ralph W. Dunham
                                           President and Chief Executive
                                           Officer

Date:  May 13, 2003                    By: /s/ Anthony J. Patti
       ------------                        -------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                     /s/Ralph W. Dunham
                                       ------------------------------------
                                       Ralph W. Dunham
                                       President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                     /s/Anthony J. Patti
                                       -------------------------
                                       Anthony J. Patti
                                       Senior Vice President and
                                       Chief Financial Officer