Form 10-Q/A
period 2002-09-30
MYSTIC FINANCIAL INC
filed 2003-09-29
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             Amendment No. 1 to

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
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information

                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                                                  September 30,     June 30,
                                                                                      2002            2002
                                                                                  -------------     --------
                                                                                         (Unaudited)

Assets
  Cash and due from banks                                                           $ 13,687        $ 18,155
  Federal funds sold                                                                  12,426          10,653
  Short-term investments                                                              19,104           5,804
                                                                                    --------        --------

      Total cash and cash equivalents                                                 45,217          34,612

  Securities available for sale, at fair value                                        64,405          65,900
  Federal Home Loan Bank stock, at cost                                                2,932           2,932
  Loans, net of allowance for loan losses of $2,136 and $2,063, respectively         254,237         243,743
  Mortgage loans held for sale                                                         2,729           1,231
  Bank premises and equipment, net                                                     2,875           2,885
  Real estate held for investment, net                                                 1,584           1,586
  Accrued interest receivable                                                          1,647           1,784
  Due from Co-operative Central Bank                                                     929             929
  Other assets                                                                         1,043           1,131
                                                                                    --------        --------
                                                                                    $377,598        $356,733
                                                                                    ========        ========

Liabilities and Stockholders' Equity
  Deposits                                                                          $287,495        $267,438
  Federal Home Loan Bank borrowings                                                   58,126          58,135
  Subordinated Debt                                                                    5,000           5,000
  Mortgagors' escrow accounts                                                            862             792
  Accrued expenses and other liabilities                                               1,675           1,445
                                                                                    --------        --------
      Total liabilities                                                              353,158         332,810
                                                                                    --------        --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                -               -
  Common stock, $.01 par value, 5,000,000 shares authorized; 2,719,125 issued             27              27
  Additional paid-in capital                                                          25,713          25,699
  Retained earnings                                                                   17,446          17,099
  Treasury stock, at cost, 1,253,322 shares, respectively                            (17,124)        (17,124)
  Accumulated other comprehensive income                                                 372             350
  Unearned ESOP shares                                                                (1,538)         (1,622)
  Unearned RRP stock                                                                    (456)           (506)
                                                                                    --------        --------
      Total stockholders' equity                                                      24,440          23,923
                                                                                    --------        --------
                                                                                    $377,598        $356,733
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                               Three Months Ended
                                                         September 30,     September 30,
                                                             2002              2001
                                                         -------------     -------------
                                                                   (Unaudited)

Interest and dividend income:
  Interest and fees on loans                                $4,392            $4,285
  Interest and dividends on securities                         760               491
  Other interest                                               111               216
                                                            ------            ------
      Total interest and dividend income                     5,263             4,992
                                                            ------            ------

Interest expense:
  Deposits                                                   1,810             1,952
  Federal Home Loan Bank borrowings                            760               672
  Subordinated Debt                                             77                 -
                                                            ------            ------
      Total interest expense                                 2,647             2,624
                                                            ------            ------
Net interest income                                          2,616             2,368
Provision for loan losses                                       75                75
                                                            ------            ------
Net interest income, after provision for loan losses         2,541             2,293
                                                            ------            ------

Other income:
  Customer service fees                                        259               208
  Gain on sale of loans                                        192                27
  Miscellaneous                                                  9                19
                                                            ------            ------
      Total other income                                       460               254
                                                            ------            ------
Operating expenses:
  Salaries and employee benefits                             1,363             1,095
  Occupancy and equipment expenses                             293               233
  Data processing expenses                                      87                81
  Other general and administrative expenses                    501               452
                                                            ------            ------
      Total operating expenses                               2,244             1,861
                                                            ------            ------

Income before income taxes                                     757               686
Provision for income taxes                                     292               270
                                                            ------            ------
Net income                                                  $  465            $  416
                                                            ======            ======

Earnings per share-basic                                    $ 0.35            $ 0.26
                                                            ======            ======

Weighted average shares outstanding - basic                  1,319             1,587
                                                            ======            ======

Earnings per share-diluted                                  $ 0.34            $ 0.25
                                                            ======            ======

Weighted average shares outstanding - diluted                1,374             1,635
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


                                                                                 Accumulated
                                             Additional                             Other       Unearned   Unearned       Total
                                    Common    Paid-In     Retained   Treasury   Comprehensive     ESOP        RRP     Stockholders'
                                    Stock     Capital     Earnings     Stock       Income        Shares      Stock        Equity
                                    ------   ----------   --------   --------   -------------   --------   --------   -------------

Balance at June 30, 2002             $27      $25,699     $17,099    $(17,124)       $350       $(1,622)    $(506)       $23,923
                                                                                                                         -------
Comprehensive income:
  Net income                           -            -         465           -           -             -         -            465
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                            22                                     22
                                                                                                                         -------
      Total comprehensive income                                                                                             487
                                                                                                                         -------
Dividend paid ($0.09 per share)        -            -        (118)          -           -             -         -           (118)
Decrease in unearned ESOP shares       -           14           -           -           -            84         -             98
Decrease in unearned RRP stock         -            -           -           -           -             -        50             50
                                     -------------------------------------------------------------------------------------------
Balance at September 30, 2002        $27      $25,713     $17,446    $(17,124)       $372       $(1,538)    $(456)       $24,440
                                     ===========================================================================================

Balance at June 30, 2001             $27      $25,643     $15,956    $(10,055)       $118       $(1,967)    $(707)       $29,015
                                                                                                                         -------
Comprehensive income:
  Net income                           -            -         416           -           -             -         -            416
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects            -            -           -           -         225             -         -            225
                                                                                                                         -------
      Total comprehensive income       -            -           -           -           -             -         -            641
Dividend paid ($0.08 per share)        -            -        (133)          -           -             -         -           (133)
Decrease in unearned ESOP shares       -            3           -           -           -            89         -             92
Purchase of treasury stock             -            -           -      (2,874)          -             -         -         (2,874)
Decrease in unearned RRP stock         -            -           -           -           -             -        51             51
                                     -------------------------------------------------------------------------------------------
Balance at September 30, 2001        $27      $25,646     $16,239    $(12,929)       $343       $(1,878)    $(656)       $26,792
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                                Three Months Ended
                                                                     September 30, 2002    September 30, 2001
                                                                     ------------------    ------------------
                                                                                   (Unaudited)

Cash flows from operating activities:
  Net income                                                              $   465               $   416
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for loan losses                                                  75                    75
    Net amortization accretion of securities                                   86                    14
    Amortization of unearned ESOP shares                                       98                    92
    Amortization of unearned RRP stock                                         50                    51
    Depreciation expense                                                      119                   104
    Net change in mortgage loans held for sale                             (1,498)                   12
    Decrease (increase) in accrued interest receivable                        137                  (124)
    Decrease in other assets                                                   34                   132
    Increase (decrease) in accrued expenses and other liabilities             238                   (95)
                                                                          -----------------------------
      Net cash (used) provided by operating activities                       (196)                  677
                                                                          -----------------------------

Cash flows from investing activities:
  Activity in available for sale securities
    Maturities, prepayment and calls                                        5,089                 2,647
      Purchases                                                            (3,612)              (12,270)
  Loans originated, net of payments received                              (10,569)               (3,044)
  Purchases of banking premises and equipment                                (107)                  (67)
                                                                          -----------------------------
      Net cash used by investing activities                                (9,199)              (12,734)
                                                                          -----------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                      20,057                 6,053
  Repayment of borrowings                                                      (9)                   (8)
  Net increase in mortgagors' escrow accounts                                  70                   113
  Dividends paid                                                             (118)                 (133)
  Purchase of treasury stock                                                    -                (2,874)
                                                                          -----------------------------
      Net cash provided by financing activities                            20,000                 3,151
                                                                          -----------------------------
Net change in cash and cash equivalents                                    10,605                (8,906)
Cash and cash equivalents at beginning of period                           34,612                46,129
                                                                          -----------------------------
Cash and cash equivalents at end of period                                $45,217               $37,223
                                                                          =============================

Supplemental cash flow information:
  Interest paid                                                           $ 2,474               $ 2,631
  Income taxes paid                                                            98                     5
  Due to broker                                                                 -                 2,000

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

Effective July 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

4)  Book Value Per Share
Book value per share was $17.81 as of September 30, 2002 and $16.80 as of September 30, 2001. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,372,386 and 1,594,587 shares of common stock outstanding as of September 30, 2002 and 2001, respectively, for purposes of calculating the Company's book value per share.

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

Stockholders' equity increased by $517,000 to $24.4 million at September 30, 2002 from $23.9 million at June 30, 2002 as a result of an increase in the net unrealized gain on securities available for sale of $22,000, net income of $465,000, a reduction in unearned RRP stock of $50,000, and a reduction in unearned ESOP shares of $98,000, offset by dividends paid of $118,000.

Comparison of the Operating Results for the Three Months Ended September 30, 2002 and 2001
Net Income. Net income was $465,000 for the three months ended September 30, 2002, compared to $416,000 for the three months ended September 30, 2001. Return on average assets was .53% for the three months ended September 30, 2002, compared to .57% for the three months ended September 30, 2001. Return on average equity was 7.68% for the three months ended September 30, 2002, compared to 6.05% for the three months ended September 30, 2001.

The increase in income before income taxes for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was attributable to an increase in total interest and dividend income of $271,000 and an increase in other income of $206,000, offset by an increase in total interest expense of $23,000 and an increase in operating expenses of $383,000.

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

Other Income. Other income was $460,000 for the three months ended September 30, 2002 compared to $254,000 for the three months ended September 30, 2001. Other income increased $206,000, or 81.1%, which is primarily the result of a $165,000 increase in gains on the sale of loans into the secondary market. The increased gains on loan sales reflects increased originations of fixed-rate residential mortgage loans as borrowers refinanced these loans in order to take advantage of low interest rates. The Company sells substantially all of the fixed-rate residential real estate loans it originates into the secondary market in order to reduce interest rate risk.

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

Item 5.  Other Information
        None

Item 6.  Exhibits and Reports on Form 8-K
(a)   Exhibits
      31.1 Certifications of President and CEO and Senior Vice President and CFO pursuant to Section 302 of the Sarbanes-Oxley Act.


      32.1 Certifications of President and CEO and Senior Vice President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

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


                                       MYSTIC FINANCIAL, INC.
                                       (Registrant)

Date:  September 24, 2003           By: /s/ Ralph W. Dunham
       ------------------               -----------------------------------
                                        Ralph W. Dunham
                                        President and Chief Executive
                                        Officer



Date:  September 24, 2003           By: /s/ Anthony J. Patti
       ------------------               -----------------------------------
                                        Anthony J. Patti
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer