Form 10-Q/A
period 2002-12-31
MYSTIC FINANCIAL INC
filed 2003-09-29
CIK 1044880

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
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                  December 31,     June 30,
                                                      2002          2002
                                                  ------------     --------
                                                          (Unaudited)

Assets
  Cash and due from banks                           $ 10,036      $ 18,155
  Federal funds sold                                   2,749        10,653
  Short-term investments                              14,074         5,804
                                                    --------      --------

      Total cash and cash equivalents                 26,859        34,612

  Securities available for sale, at fair value        99,578        65,900
  Federal Home Loan Bank stock, at cost                2,932         2,932
  Loans, net of allowance for loan losses of
   $2,173 and $2,063, respectively                   260,151       243,743
  Mortgage loans held for sale                             -         1,231
  Bank premises and equipment, net                     3,035         2,885
  Real estate held for investment, net                 1,575         1,586
  Accrued interest receivable                          1,858         1,784
  Due from Co-operative Central Bank                     929           929
  Other assets                                         1,202         1,131
                                                    --------      --------
                                                    $398,119      $356,733
                                                    ========      ========

Liabilities and Stockholders' Equity
  Deposits                                          $314,196      $267,438
  Federal Home Loan Bank borrowings                   51,568        58,135
  Subordinated Debt                                    5,000         5,000
  Mortgagors' escrow accounts                            924           792
  Accrued expenses and other liabilities               1,223         1,445
                                                    --------      --------
      Total liabilities                              372,911       332,810
                                                    --------      --------
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                          -             -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,722,125 and 2,719,125, issued
   respectively                                           27            27
  Additional paid-in capital                          25,765        25,699
    Retained earnings                                 17,693        17,099
    Treasury stock, at cost, 1,253,322 shares        (17,124)      (17,124)
    Accumulated other comprehensive income               693           350
    Unearned ESOP shares                              (1,455)       (1,622)
    Unearned RRP stock                                  (391)         (506)
                                                    --------      --------
      Total stockholders' equity                      25,208        23,923
                                                    --------      --------
                                                    $398,119      $356,733
                                                    ========      ========

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)

                                                    Three Months Ended             Six Months Ended
                                                ---------------------------   ---------------------------
                                                December 31,   December 31,   December 31,   December 31,
                                                    2002           2001           2002           2001
                                                ------------   ------------   ------------   ------------
                                                                       (Unaudited)

Interest and dividend income:
  Interest and fees on loans                       $4,401         $4,204         $ 8,793        $8,489
  Interest and dividends on securities                812            571           1,572         1,062
  Other interest                                      126            115             237           331
                                                   ------         ------         -------        ------
      Total interest and dividend income            5,339          4,890          10,602         9,882
                                                   ------         ------         -------        ------

Interest expense:
  Deposits                                          1,879          1,865           3,689         3,817
  Federal Home Loan Bank borrowings                   741            660           1,501         1,332
  Subordinated debt                                    70              -             147             -
                                                   ------         ------         -------        ------
      Total interest expense                        2,690          2,525           5,337         5,149
                                                   ------         ------         -------        ------
Net interest income                                 2,649          2,365           5,265         4,733
Provision for loan losses                              50             80             125           155
                                                   ------         ------         -------        ------
Net interest income, after provision for
 loan losses                                        2,599          2,285           5,140         4,578

Other income:
  Customer service fees                               244            238             503           446
  Gain (loss) on sales of securities
   available for sale, net                           (128)            10            (128)           27
  Gain on sale of loans                               291              -             483            67
  Miscellaneous                                        45             48              54            10
                                                   ------         ------         -------        ------
      Total other income                              452            296             912           550
                                                   ------         ------         -------        ------
Operating expenses:
  Salaries and employee benefits                    1,457          1,146           2,820         2,241
  Occupancy and equipment expenses                    320            225             613           458
  Data processing expenses                             85             83             172           164
  Other general and administrative expenses           577            476           1,078           928
                                                   ------         ------         -------        ------
      Total operating expenses                      2,439          1,930           4,683         3,791
                                                   ------         ------         -------        ------

Income before income taxes                            612            651           1,369         1,337
Provision for income taxes                            248            255             540           525
                                                   ------         ------         -------        ------
Net income                                         $  364         $  396         $   829        $  812
                                                   ======         ======         =======        ======

Earnings per share - basic                         $ 0.27         $ 0.26         $  0.63        $ 0.53
                                                   ======         ======         =======        ======

Weighted average shares outstanding - basic         1,330          1,497           1,325         1,542
                                                   ======         ======         =======        ======

Earnings per share - diluted                       $ 0.26         $ 0.26         $  0.60        $ 0.51
                                                   ======         ======         =======        ======

Weighted average shares outstanding - diluted       1,381          1,534           1,374         1,584
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

                                                                               Accumulated
                                           Additional                             Other       Unearned   Unearned      Total
                                  Common    Paid-In     Retained   Treasury   Comprehensive     ESOP       RRP      Stockholders'
                                  Stock     Capital     Earnings    Stock         Income       Shares     Stock        Equity
                                  ------   ----------   --------   --------   -------------   --------   --------   -------------

Balance at June 30, 2002           $27      $25,699      $17,099   $(17,124)       $350       $(1,622)    $(506)       $23,923
                                                                                                                       -------
Comprehensive income:
  Net income                         -            -          829          -           -             -         -            829
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects          -            -            -          -         343             -         -            343
                                                                                                                       -------

      Total comprehensive income     -            -            -          -           -             -         -          1,172
                                                                                                                       -------
Dividend paid ($0.18 per share)      -            -         (235)         -           -             -         -           (235)
Stock options exercised (3,000
 shares)                             -           36            -          -           -             -         -             36
Decrease in unearned ESOP shares     -           30            -          -           -           167         -            197
Decrease in unearned RRP stock       -            -            -          -           -             -       115            115
                                   ---      -------      -------   --------        ----       -------     -----        -------
Balance at December 31, 2002       $27      $25,765      $17,693   $(17,124)       $693       $(1,455)    $(391)       $25,208
                                   ===      =======      =======   ========        ====       =======     =====        =======

Balance at June 30, 2001           $27      $25,643      $15,956   $(10,055)       $118       $(1,967)    $(707)       $29,015
                                                                                                                       -------
Comprehensive income:
  Net income                         -            -          812          -           -             -         -            812
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects          -            -            -          -          75             -         -             75
                                                                                                                       -------
      Total comprehensive income     -            -            -          -           -             -         -            887
Dividend paid ($0.16 per share)      -            -         (245)         -           -             -         -           (245)
Purchase of treasury stock           -            -            -     (4,148)          -             -         -         (4,148)
Decrease in unearned ESOP shares     -            2            -          -           -           179         -            181
Decrease in unearned RRP stock       -            -            -          -           -             -       100            100
                                   ---      -------      -------   --------        ----       -------     -----        -------
Balance at December 31, 2001       $27      $25,645      $16,523   $(14,203)       $193       $(1,788)    $(607)       $25,790
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

                                                         Six Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                            (Unaudited)

Cash flows from operating activities:
  Net income                                        $    829         $    812
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for loan losses                            125              155
    Net amortization of securities                       193               44
    (Gain) loss on sales of securities available
     for sale                                            128              (27)
    Amortization of unearned ESOP shares                 197              181
    Amortization of unearned RRP stock                   115              100
    Depreciation expense                                 253              194
    Net change in mortgage loans held for sale         1,231              (25)
    Increase in accrued interest receivable              (74)            (150)
    Increase (decrease) in other assets                 (315)             123
    Decrease in accrued expenses and other
     liabilities                                        (222)            (156)
                                                    --------         --------
      Net cash provided by operating activities        2,460            1,251
                                                    --------         --------
Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                              6,445            1,469
    Maturities, prepayment and calls                  10,751            7,843
    Purchases                                        (50,608)         (34,234)
  Loans originated, net of payments received         (16,533)          (8,268)
  Purchases of banking premises and equipment           (392)            (106)
                                                    --------         --------
      Net cash used by investing activities          (50,337)         (33,296)
                                                    --------         --------
Cash flows from financing activities:
  Net increase in deposits                            46,758           10,102
  Proceeds from borrowings                                 -            6,000
  Repayment of borrowings                             (6,567)          (2,016)
  Net increase in mortgagors' escrow accounts            132               96
  Proceeds from exercise of stock options                 36                -
  Dividends paid                                        (235)            (245)
  Purchase of treasury stock                               -           (4,148)
                                                    --------         --------
      Net cash provided by financing activities       40,124            9,789
                                                    --------         --------
Net change in cash and cash equivalents               (7,753)         (22,256)
Cash and cash equivalents at beginning of period      34,612           46,129
                                                    --------         --------
Cash and cash equivalents at end of period          $ 26,859         $ 23,873
                                                    ========         ========
Supplemental cash flow information:
  Interest paid                                     $  5,292         $  5,149
  Income taxes paid                                      685              490

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

4)    Book Value Per Share
Book value per share was $18.19 as of December 31, 2002 and $16.98 as of December 31, 2001. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,386,189 and 1,625,656 shares of common stock outstanding as of December 31, 2002 and 2001, respectively, for purposes of calculating the Company's book value per share.

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
                                       =======      ======      =====

Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 2002 and June 30, 2002 The Company's total assets amounted to $398.1 million at December 31, 2002 compared to $356.7 million at June 30, 2002, an increase of $41.4 million or 11.6%. The increase in total assets is primarily a result of continued loan growth and increases in securities available for sale funded by deposit growth.

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

Stockholders' equity increased by $1.3 million to $25.2 million at December 31, 2002 from $23.9 million at June 30, 2002 as a result of an increase in the net unrealized gain on securities available for sale of $343,000, net income of $829,000, stock options exercised of $36,000, a reduction in unearned RRP stock of $115,000, and a reduction in unearned ESOP shares of $197,000, offset by dividends paid of $235,000.

Comparison of the Operating Results for the Three and Six Months Ended December 31, 2002 and 2001
Net Income. Net income was $364,000 and $829,000 for the three and six months ended December 31, 2002, compared to $396,000 and $812,000 for the three and six months ended December 31, 2001. Return on average assets was ..37% and .45% for the three and six months ended December 31, 2002, compared to .53% and .55% for the three and six months ended December 31, 2001. Return on average equity was 5.89% and 6.78% for the three and six months ended December 31, 2002, compared to 5.97% and 6.00% for the three and six months ended December 31, 2001.

The decrease in income before income taxes of $39,000 for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 was attributable to an increase in total interest and dividend income of $449,000 and an increase in other income of $156,000, offset by an increase in total interest expense of $165,000 and an increase in operating expenses of $509,000.

The increase in income before income taxes of $32,000 for the six months ended December 31, 2002 compared to the six months ended December 31, 2001 was attributable to an increase in total interest and dividend income of $720,000, an increase in other income of $362,000 and a decrease in provision for loan losses of $30,000, offset by an increase in total interest expense of $188,000 and an increase in operating expenses of $892,000.

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

Other Income. Other income was $452,000 for the three months ended December 31, 2002 compared to $296,000 for the three months ended December 31, 2001. Other income increased $156,000, or 52.7%, which is primarily the result of $291,000 in gains on the sale of loans into the secondary market, offset by a net loss of $128,000 on the sale of investment securities. Other income was $912,000 for the six months ended December 31, 2002 compared to $550,000 for the six months ended December 31, 2001. The $362,000 increase was primarily the result of an increase of $416,000 in gains on the sale of loans into the secondary market and $57,000 in service fees, offset by an increase in net loss on the sale of investment securities of $155,000. The increased gains on loan sales reflects increased originations of fixed-rate residential mortgage loans as borrowers refinanced these loans in order to take advantage of low interest rates. The Company sells substantially all of the fixed-rate residential real estate loans it originates into the secondary market in order to reduce interest rate risk.

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

                                       MYSTIC FINANCIAL, INC.
                                            (Registrant)

Date:  September 24, 2003              By:  /s/ Ralph W. Dunham
       ------------------                   -------------------------------
                                            Ralph W. Dunham
                                            President and Chief Executive
                                            Officer

Date:  September 24, 2003              By:  /s/ Anthony J. Patti
       ------------------                   -------------------------------
                                            Anthony J. Patti
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer