Form 10-Q/A
period 2003-03-31
MYSTIC FINANCIAL INC
filed 2003-09-29
CIK 1044880

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
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                      March 31,    June 30,
                                                         2003        2002
                                                      ---------    --------
                                                           (Unaudited)

Assets
  Cash and due from banks                             $  9,857     $ 18,155
  Federal funds sold                                     5,762       10,653
  Short-term investments                                23,600        5,804
                                                      --------     --------
      Total cash and cash equivalents                   39,219       34,612
  Securities available for sale, at fair value         104,273       65,900
  Federal Home Loan Bank stock, at cost                  2,932        2,932
  Loans, net of allowance for loan losses of
   $2,244 and $2,063, respectively                     257,750      243,743
  Mortgage loans held for sale                               -        1,231
  Bank premises and equipment, net                       3,053        2,885
  Real estate held for investment, net                   1,560        1,586
  Accrued interest receivable                            1,902        1,784
  Due from Co-operative Central Bank                       929          929
  Other assets                                           6,164        1,131
                                                      --------     --------
                                                      $417,782     $356,733
                                                      ========     ========

Liabilities and Stockholders' Equity
  Deposits                                            $326,433     $267,438
  Federal Home Loan Bank borrowings                     51,259       58,135
  Subordinated Debt                                     12,000        5,000
  Mortgagors' escrow accounts                              912          792
  Accrued expenses and other liabilities                 1,518        1,445
                                                      --------     --------
      Total liabilities                                392,122      332,810
                                                      --------     --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                            -            -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,722,125 and 2,719,125 issued,
   respectively                                             27           27
  Additional paid-in capital                            25,779       25,699
  Retained earnings                                     18,108       17,099
  Treasury stock, at cost, 1,253,682 and 1,253,322
   shares, respectively                                (17,130)     (17,124)
  Accumulated other comprehensive income                   585          350
  Unearned ESOP shares                                  (1,372)      (1,622)
  Unearned RRP stock                                      (337)        (506)
                                                      --------     --------
      Total stockholders' equity                        25,660       23,923
                                                      --------     --------
                                                      $417,782     $356,733
                                                      ========     ========

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                       Three Months Ended        Nine Months Ended
                                                     ----------------------    ----------------------
                                                     March 31,    March 31,    March 31,    March 31,
                                                        2003         2002         2003         2002
                                                     ---------    ---------    ---------    ---------
                                                                       (Unaudited)

Interest and dividend income:
  Interest and fees on loans                           $4,394       $4,185      $13,187      $12,674
  Interest and dividends on securities                    934          634        2,506        1,696
  Other interest                                           70           94          307          425
                                                       ------       ------      -------      -------
      Total interest and dividend income                5,398        4,913       16,000       14,795
                                                       ------       ------      -------      -------

Interest expense:
  Deposits                                              1,772        1,780        5,461        5,597
  Federal Home Loan Bank borrowings                       692          721        2,193        2,053
  Subordinated debt                                       107            -          254            -
                                                       ------       ------      -------      -------
      Total interest expense                            2,571        2,501        7,908        7,650
                                                       ------       ------      -------      -------
Net interest income                                     2,827        2,412        8,092        7,145
Provision for loan losses                                  75          100          200          255
                                                       ------       ------      -------      -------
Net interest income, after provision for
 loan losses                                            2,752        2,312        7,892        6,890

Other income:
  Customer service fees                                   230          219          733          665
  Gain (loss) on sales of securities
   available for sale, net                                 65            -          (63)          10
  Gain on sale of loans                                   284           51          767           78
  Miscellaneous                                             2           15           56           82
                                                       ------       ------      -------      -------
      Total other income                                  581          285        1,493          835
                                                       ------       ------      -------      -------
Operating expenses:
  Salaries and employee benefits                        1,427        1,153        4,247        3,394
  Occupancy and equipment expenses                        342          257          955          715
  Data processing expenses                                 95           81          267          245
  Other general and administrative expenses               623          408        1,701        1,336
                                                       ------       ------      -------      -------
      Total operating expenses                          2,487        1,899        7,170        5,690
                                                       ------       ------      -------      -------
Income before income taxes                                846          698        2,215        2,035
Provision for income taxes                                310          265          850          790
                                                       ------       ------      -------      -------
Net income                                             $  536       $  433      $ 1,365      $ 1,245
                                                       ======       ======      =======      =======

Earnings per share - basic                             $ 0.40       $ 0.30      $  1.03      $  0.83
                                                       ======       ======      =======      =======

Weighted average shares outstanding - basic             1,342        1,443        1,326        1,506
                                                       ======       ======      =======      =======

Earnings per share - diluted                           $ 0.38       $ 0.29      $  0.99      $  0.81
                                                       ======       ======      =======      =======

Weighted average shares outstanding - diluted           1,402        1,478        1,379        1,540
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


                                                                                   Accumulated
                                                 Additional                           Other      Unearned  Unearned      Total
                                         Common   Paid-In    Retained  Treasury   Comprehensive    ESOP      RRP     Stockholders'
                                         Stock    Capital    Earnings   Stock        Income       Shares    Stock       Equity
                                         ------  ----------  --------  --------   -------------  --------  --------  -------------

Balance at June 30, 2002                  $27     $25,699    $17,099   $(17,124)      $ 350      $(1,622)   $(506)      $23,923
                                                                                                                        -------
Comprehensive income:
  Net income                                -           -      1,365          -           -            -        -         1,365
  Change in net unrealized
   gain on securities
   available for sale, net of
   tax effects                              -           -          -          -         235            -        -           235
                                                                                                                        -------
    Total comprehensive income              -           -          -          -           -            -        -         1,600
                                                                                                                        -------
Dividend paid ($0.27 per share)             -           -       (356)         -           -            -        -          (356)
Purchase of treasury stock                  -           -          -         (6)          -            -        -            (6)
Stock options exercised (3,000 shares)      -          36          -          -           -            -        -            36
Decrease in unearned ESOP shares            -          44          -          -           -          250        -           294
Decrease in unearned RRP stock              -           -          -          -           -            -      169           169
                                          ---     -------    -------   --------       -----      -------    -----       -------
Balance at March 31, 2003                 $27     $25,779    $18,108   $(17,130)      $ 585      $(1,372)   $(337)      $25,660
                                          ===     =======    =======   ========       =====      =======    =====       =======

Balance at June 30, 2001                  $27     $25,643    $15,956   $(10,055)      $ 118      $(1,967)   $(707)      $29,015
                                                                                                                        -------

Comprehensive income:
  Net income                                -           -      1,245          -           -            -        -         1,245
  Change in net unrealized
   gain on securities
   available for sale, net
   of tax effects                           -           -          -          -        (111)           -        -          (111)
                                                                                                                        -------
    Total comprehensive income              -           -          -          -           -            -        -         1,134
Dividend paid ($0.24 per share)             -           -       (363)         -           -            -        -          (363)
Purchase of treasury stock                  -           -          -     (6,190)          -            -        -        (6,190)
Decrease in unearned ESOP shares            -           2          -          -           -          262        -           264
Decrease in unearned RRP stock              -           -          -          -           -            -      150           150
                                          ---     -------    -------   --------       -----      -------    -----       -------
Balance at March 31, 2002                 $27     $25,645    $16,838   $(16,245)      $   7      $(1,705)   $(557)      $24,010
                                          ===     =======    =======   ========       =====      =======    =====       =======

See accompanying notes to unaudited consolidated financial statements

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                         Nine Months Ended
                                                                      March 31,     March 31,
                                                                        2003          2002
                                                                      ---------     ---------
                                                                            (Unaudited)

Cash flows from operating activities:
  Net income                                                          $  1,365      $  1,245
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for loan losses                                              200           255
    Net amortization of securities                                         328           109
    (Gain) loss on sales of securities available for sale                  (63)          (10)
    Amortization of unearned ESOP shares                                   294           264
    Amortization of unearned RRP stock                                     169           150
    Depreciation expense                                                   395           282
    Net change in mortgage loans held for sale                           1,231            56
    Increase in accrued interest receivable                               (118)         (169)
    (Increase) in other assets                                           1,927            29
    Increase (decrease) in accrued expenses and other liabilities           73           (87)
                                                                      --------      --------
      Net cash provided by operating activities                          5,801         2,124
                                                                      --------      --------
Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                                               11,869         1,452
    Maturities, prepayment and calls                                    18,596        10,766
    Purchases                                                          (68,828)      (40,252)
  Purchase of Federal Home Loan Bank Stock                                   -          (348)
  Loans originated, net of payments received                           (14,207)      (17,580)
  Purchases of banking premises and equipment                             (537)         (406)
                                                                      --------      --------
      Net cash used by investing activities                            (53,107)      (46,368)
                                                                      --------      --------
Cash flows from financing activities:
  Net increase in deposits                                              58,995        21,202
  Proceeds from borrowings                                                   -        15,000
  Repayment of borrowings                                               (6,876)       (5,974)
  Net increase in mortgagors' escrow accounts                              120            58
  Proceeds from exercise of stock options                                   36             -
  Dividends paid                                                          (356)         (363)
  Purchase of treasury stock                                                (6)       (6,190)
                                                                      --------      --------
      Net cash provided by financing activities                         51,913        23,733
                                                                      --------      --------
Net change in cash and cash equivalents                                  4,607       (20,511)
Cash and cash equivalents at beginning of period                        34,612        46,129
                                                                      --------      --------
Cash and cash equivalents at end of period                            $ 39,219      $ 25,618
                                                                      ========      ========
Supplemental cash flow information:
  Interest paid                                                       $  7,799      $  7,625
  Income taxes paid                                                        875           785

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

4)    Book Value Per Share
Book value per share was $18.62 as of March 31, 2003 and $17.20 as of March 31, 2002. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,378,306 and 1,395,713 shares of common stock outstanding as of March 31, 2003 and 2002, respectively, for purposes of calculating the Company's book value per share.

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


                                 Three Months Ended           Nine Months Ended
                               -----------------------     -----------------------
                               March 31,     March 31,     March 31,     March 31,
                                 2003          2002          2003          2002
                               ---------     ---------     ---------     ---------
                                      (In Thousands, except per share data)

Net income
  As reported                    $ 536         $ 433        $1,365        $1,245
  Pro forma                      $ 502         $ 420        $1,219        $1,207
Basic earnings per share
  As reported                    $0.40         $0.30        $ 1.03        $ 0.83
  Pro forma                      $0.37         $0.29        $ 0.92        $ 0.80
Diluted earnings per share
  As reported                    $0.38         $0.29        $ 0.99        $ 0.81
  Pro forma                      $0.36         $0.28        $ 0.88        $ 0.78

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
                                 =======     ======    ======

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2003 and June 30, 2002
The Company's total assets amounted to $417.8 million at March 31, 2003 compared to $356.7 million at June 30, 2002, an increase of $61.0 million or 17.1%. The increase in total assets is primarily a result of continued loan growth and increases in securities available for sale funded by deposit growth and proceeds from loan sales.

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

Stockholders' equity increased by $1.7 million to $25.7 million at March 31, 2003 from $23.9 million at June 30, 2002 as a result of an increase in accumulated other comprehensive income of $235,000, net income of $1.4 million, stock options exercised of $36,000, a reduction in unearned RRP stock of $169,000, and a reduction in unearned ESOP shares of $294,000, offset by dividends paid of $356,000.

Comparison of the Operating Results for the Three and Nine Months Ended March 31, 2003 and 2002
Net Income. Net income was $536,000 and $1.4 million for the three and nine months ended March 31, 2003, compared to $433,000 and $1.2 million for the three and nine months ended March 31, 2002. Return on average assets was ..53% and .48% for the three and nine months ended March 31, 2003, compared to .55% and .55% for the three and nine months ended March 31, 2002. Return on average equity was 8.48% and 7.36% for the three and nine months ended March 31, 2003, compared to 6.80% and 6.25% for the three and nine months ended March 31, 2002.

The increase in income before income taxes of $148,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was attributable to an increase in total interest and dividend income of $485,000 and an increase in other income of $296,000, offset by an increase in total interest expense of $70,000 and an increase in operating expenses of $588,000.

The increase in income before income taxes of $180,000 for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 was attributable to an increase in total interest and dividend income of $1.2 million, an increase in other income of $658,000 and a decrease in provision for loan losses of $55,000, offset by an increase in total interest expense of $258,000 and an increase in operating expenses of $1.5 million.

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

Other Income. Other income was $581,000 for the three months ended March 31, 2003 compared to $285,000 for the three months ended March 31, 2002. Other income increased $296,000, or 103.9%, primarily as a result of an increase of $233,000 in gains on the sale of loans into the secondary market and $65,000 in the gain on sales of investment securities. Other income was $1.5 million for the nine months ended March 31, 2003 compared to $835,000 for the nine months ended March 31, 2002. The $658,000 increase was primarily the result of an increase of $689,000 in gains on the sale of loans into the secondary market and $68,000 in service fees, offset by an increase in net loss on the sale of investment securities of $73,000. The increased gains on loan sales reflects increased originations of fixed-rate residential mortgage loans as borrowers refinanced these loans in order to take advantage of low interest rates. The Company has sold substantially all of its 30 year fixed-rate residential real estate loans at rates below 6.25% into the secondary market in order to reduce interest rate risk.

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