Form 10-K
period 2003-06-30
MYSTIC FINANCIAL INC
filed 2003-09-29
CIK 1044880

---------------------------------------------------------------------------
                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2003

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

      Indicate by check mark if the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes        No   X
                                       -----     -----

      As of September 5, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $26,986,203.

As of September 5, 2003, 1,542,810 shares of Registrant's common stock were outstanding.

                    Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.
---------------------------------------------------------------------------

                           MYSTIC FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                                JUNE 30, 2003

                              TABLE OF CONTENTS


                                   PART I

ITEM 1.    Business                                                       1
ITEM 2.    Properties                                                    29
ITEM 3.    Legal Proceedings                                             30
ITEM 4.    Submission of Matters to a Vote of Security Holders           30

                                   PART II

ITEM 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                          31
ITEM 6.    Selected Financial Data                                       32
ITEM 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          33
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk    45
ITEM 8.    Financial Statements and Supplementary Data                   46
ITEM 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          46
ITEM 9A.   Contacts and Procedures                                       46

                                  PART III

ITEM 10.   Directors and Executive Officers of the Registrant            47
ITEM 11.   Executive Compensation                                        47
ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management                                               47
ITEM 13.   Certain Relationships and Related Transactions                48

                                   PART IV

ITEM 14.   Principal Accounting Fees and Service                         48
ITEM 15.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                  48

SIGNATURES                                                               51

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

      This list of important factors is not exclusive. The Company and the Bank do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

ITEM 1.  BUSINESS

General

      On January 8, 1998, the Bank completed its conversion from mutual to stock form and became a wholly-owned subsidiary of the Company. On such date, the Company sold 2,711,125 shares of its common stock, par value $0.01 per share (the "Common Stock"), to the public, at a per share price of $10.00. The conversion of the Bank from mutual to stock form, the formation of the Company as the holding company for the Bank and the issuance and sale of the Common Stock are herein referred to collectively as the "Conversion." The Conversion raised $25.7 million in net proceeds. Mystic used $3.2 million of retained net proceeds to fund a loan to its Employee Stock Ownership Plan ("ESOP") to purchase 216,890 shares of the Common Stock in open-market purchases following completion of the Conversion. In April 2002, the Company formed Mystic Financial Capital Trust I and in February 2003, the Company formed Mystic Financial Capital Trust II (the "Trusts"). The Company owns all of the voting stock of the Trusts. The Trusts have issued $12.0 million in trust preferred securities. See Note 9 of the Notes to Consolidated Financial Statements.

      The Company's principal business activity consists of the ownership of the Bank and the Trusts. The Company also invests in short-term investment grade marketable securities and other liquid investments. The Trusts issued $5.0 million of floating rate trust preferred securities on April 10, 2002 and are scheduled to mature on 2032, callable at the option of the Company on April 22, 2007, with the prior approval of the Federal Reserve Board. The floating rate as of June 30, 2003 was 4.99%. Distributions on these securities are payable semi-annually in arrears on April 22nd and October 22nd. In February 2003, the Trusts issued $7 million of floating rate trust preferred securities which are scheduled to mature in 2033, callable at the option of the Company on February 15, 2008, with the prior approval of the Federal Reserve Board. The floating rate as of June 30, 2003 was 4.54%. Distributions on these securities are payable every three months in arrears on February 15th, May 15th, August 15th, and November 15th. The proceeds were used to purchase subordinated debentures from the Company. The Company has no significant liabilities (other than the subordinated debentures and those of the Bank). The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Company. The Company utilizes the support staff of the Bank from time to time, as needed. Additional employees may be hired as deemed appropriate by the management of the Company.

      The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices in Medford, Massachusetts and full-service offices in Lexington, Arlington, Bedford and Malden, Massachusetts. The Bank's deposits have been federally insured since 1986 and are currently insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank. The Bank has been a member of the Co-operative Central Bank since 1932 and a member of the Federal Home Loan Bank of Boston ("FHLB") since 1988. The Bank is subject to comprehensive examination, supervision and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC. These regulations are intended primarily for the protection of depositors and borrowers. The Bank exceeded all of its regulatory capital requirements at June 30, 2003.

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

Market Area

      The Bank's main office and two of its branch offices are located in Medford, Massachusetts. The Bank has a full-service office in Lexington, Arlington, Bedford and Malden, Massachusetts, which opened in September
2003.   All locations are located in Middlesex County.

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

      The economic base of the Bank's market area is diversified and includes a number of financial service institutions, industrial and manufacturing companies, hospitals and other health care facilities and educational institutions. The major employers in the Medford area are Tufts University, the city of Medford, and Lawrence Memorial Hospital, with approximately 1,900, 1,400, and 900 employees each, respectively. Management believes that the housing vacancy rate in Medford is very low. The majority of the Bank's lending and deposit activity has historically been in Medford, although the commercial loan department has been largely responsible for expanded business throughout eastern Middlesex County. Middlesex County, located in eastern Massachusetts to the north and west of the city of Boston, is part of the Boston metropolitan area. Based on U.S. Census and HUD estimates for 2002, the median household income for Middlesex County is $74,200.

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

Competition

      The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage, commercial and other loans. Direct competition for savings deposits primarily comes from larger commercial banks and other savings institutions located in or near the Bank's primary market area that often have significantly greater financial and technological resources than the Bank. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms.

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

      While the Bank is subject to competition from other financial institutions, which may have greater financial and marketing resources, the Bank believes it benefits by its community bank orientation as well as its relatively high core deposit base. Management believes that the variety, depth and stability of the communities in which the Bank is located support the service and lending activities conducted by the Bank. The relative economic stability of the Bank's lending area is reflected in the small number of residential and commercial loan delinquencies experienced by the Bank during the past several years.

Lending Activities

      The Bank originates loans through its three offices located in Medford and its offices in Lexington, Arlington, Bedford and Malden, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area, consisting of the Massachusetts communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Lexington, Bedford and Melrose, and the origination of commercial loans secured by commercial real estate and commercial assets within eastern Middlesex County. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans.

      The Bank also lends to commercial businesses in the communities that it serves. The Bank has senior lending officers with considerable lending expertise and a support staff to the commercial lending department. These loan officers are strategically located in our branch system to support local community business.

      The Bank's ten largest loan relationships, outstanding as of June 30, 2003, ranged from $2.6 million to $4.5 million. As of the same date, all such relationships were performing in accordance with their respective terms.

Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                                         At June 30,
                                ---------------------------------------------------------------------------------------------
                                      2003               2002               2001               2000               1999
                                -----------------  -----------------  -----------------  -----------------  -----------------
                                 Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                 ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                   (Dollars in thousands)


Residential mortgage loans      $165,463   59.1%   $153,915   63.1%   $138,163   64.2%   $127,862   67.6%   $107,216   69.3%
Commercial real estate loans      69,785   24.9      58,889   24.2      50,483   23.5      41,294   21.8      33,980   22.0
Commercial loans                  20,250    7.2      16,215    6.7      13,514    6.3      10,881    5.8       7,109    4.6
Consumer loans                       767    0.3       1,004    0.4       1,532    0.7       1,526    0.8       1,546    1.0
Home equity loans                  9,385    3.4       4,965    2.0       3,880    1.8       3,470    1.8       2,076    1.3
Construction loans                16,557    5.9      11,015    4.5       9,282    4.3       5,686    3.0       4,122    2.7
                                --------  -----    --------  -----    --------  -----    --------  -----    --------  -----
      Total loans                282,207  100.8     246,003  100.9     216,854  100.8     190,719  100.8     156,049  100.9
Less:
Deferred loan origination
 fees (costs)                        (89)   ---         197    0.1          35    ---         (12)   ---          12    ---
Allowance for loan losses          2,347    0.8       2,063    0.8       1,784    0.8       1,531    0.8       1,348    0.9
                                --------  -----    --------  -----    --------  -----    --------  -----    --------  -----
  Loans, net                    $279,949  100.0%   $243,743  100.0%   $215,035  100.0%   $189,200  100.0%   $154,689  100.0%
                                ========  =====    ========  =====    ========  =====    ========  =====    ========  =====

      One-to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one-to four-family residential dwellings located in the Bank's primary market area. As of June 30, 2003, loans on one-to four-family residential properties accounted for 58.9% of the Bank's net loan portfolio.

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

      Since the early 1980s, the Bank has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one year and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term, plus a margin of up to 275 basis points, or 2.75%. Additionally, the Bank offers an adjustable-rate loan which is fixed for five years and then reprices every five years thereafter and an adjustable-rate loan product with an interest rate fixed for five years which reprices annually for its term thereafter. Also, the Bank offers an adjustable-rate loan product with an interest rate fixed for three years which reprices annually for its term thereafter. The Bank also has on its books an adjustable-rate loan product with an interest rate fixed for seven years which reprices annually for its term thereafter. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

      Historically, the Bank has retained all adjustable-rate mortgages it originates. The Bank's adjustable-rate mortgages include limits on increases or decreases of the interest rate of the loan. The interest rate may increase or decrease by 2% per year and 5% over the life of the loan for the Bank's one-year adjustable-rate mortgages, by 2% per adjustment period and 6% over the life of the loan for the Bank's three-year adjustable-rate mortgages, by 2% per adjustment period and 6% over the life of the loan for the Bank's five-year adjustable-rate loans. The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended June 30, 2003, the Bank originated $31.7 million in adjustable-rate mortgage loans and $77.2 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $36.8 million fixed-rate loans with terms of greater than 15 years and retained $40.4 million fixed-rate loans, which had terms of 15 to 30 years. Approximately 29.2% of all loan originations during fiscal 2003 were refinances of loans already in the Bank's loan portfolio. At June 30, 2003, the Bank's loan portfolio included $68.0 million in adjustable-rate one-to four-family residential mortgage loans or

24.3% of the Bank's net loan portfolio, and $97.5 million in fixed-rate one-to four-family residential mortgage loans, or 34.8% of the Bank's net loan portfolio.

      Commercial Real Estate Loans. At June 30, 2003, the Bank's commercial real estate loan portfolio consisted of 164 loans, totaling $69.8 million, or 24.9% of net loans. The Bank's largest aggregate loan relationship is a commercial borrower with an outstanding balance of $4.5 million at June 30, 2003 secured by various properties in Massachusetts. Commercial real estate loans are administered by the commercial loan department as described below under "Commercial Loans."

      Commercial real estate lending entails additional risks compared with one-to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan.

      Commercial Loans. In the past several years, the Bank has emphasized commercial business loans in order to address the needs of business commercial borrowers. The Bank has worked to increase its lending to companies which have from $500,000 to $15.0 million in sales. At June 30, 2003, the Bank's commercial loan portfolio consisted of 211 loans, totaling $20.2 million, or 7.2% of net loans.

      Commercial loans are expected to comprise a growing portion of the Bank's loan portfolio in the future. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less. Substantially most commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower.

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

      Consumer Loans. The Bank's consumer loans consist of share-secured loans, and other consumer loans, including automobile loans and credit card loans. At June 30, 2003, the consumer loan portfolio totaled $800,000 or 0.3% of net loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Consumer loans generally do not exceed $25,000 individually.

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

      Home Equity Loans. The Bank also originates home equity loans that are secured by available equity based on the appraised value of owner-occupied one-to four-family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable-rates and fixed-rates. The adjustable interest rate is the prime rate as reported in The Wall Street Journal. Fixed-rate home equity loans have terms of ten years or less and adjustable-rate home equity loans have terms of 15 years or less with up to a five year final payment if the loan is not fully amortized at the end of the 15 year term. At June 30, 2003, the Bank had $9.4 million in home equity loans with unused credit available to existing borrowers of $11.6 million.

      Construction Loans. The Bank engages in construction lending primarily for the construction of single-family residences and a limited number of construction loans for commercial properties. At present, all are construction loans for the construction/renovation of single-family housing developments. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Because payment on loans secured by construction properties is dependent upon the sale of completed homes or the successful operation of the completed property, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. At June 30, 2003, the Bank's construction loan portfolio totaled $38.6 million offset by $14.0 million in unadvanced principal.

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 60 days. At June 30, 2003, the Bank had $18.6 million in loan commitments outstanding, all for the origination of one-to four-family residential real estate loans, home equity loans, commercial loans and commercial real estate loans. In addition, unadvanced funds on construction loans and lines of credit totaled $36.4 million on June 30, 2003.

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

      Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For most mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent appraiser who has been approved by the Bank's Board of Directors. Fire and casualty insurance is required on all loans secured by improved real estate. Insurance on other collateral is required unless waived by the Security Committee. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank. All residential, commercial real estate mortgages, commercial business loans and consumer loans must be ratified by the Bank's Board of Directors. In addition, certain designated officers of the Bank have authority to approve loans not exceeding specified levels, while the Security Committee must approve loans in excess of (a) $1,000,000 for commercial real estate loans; (b) $1,000,000 for commercial loans; and (c) $1,000,000 for residential mortgage loans.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The net origination fees/costs are deferred and amortized into income over the life of the loan. At June 30, 2003, the amount of net deferred loan origination costs was $89,000.

      Loan Maturities. The following table sets forth certain information at June 30, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                          Residential     Commercial
                                           Mortgage       Real Estate     Construction     Commercial     Consumer      Total
                                           Loan (1)          Loans           Loans           Loans         Loans        Loans
                                          -----------     -----------     ------------     ----------     --------      -----
                                                                             (In thousands)

      Total loans schedule to mature:
        In 1 year or less                  $ 51,827        $12,296          $19,709         $13,426         $108       $ 97,366
        After 1 year through 5 years         99,442         56,431           10,864           6,805          135        173,677
        Beyond 5 years                       23,579          1,058              ---              19          524         25,180
                                           --------        -------          -------         -------         ----       --------
            Total                          $174,848        $69,785          $30,573         $20,250         $767       $296,223
                                           ========        =======          =======         =======         ====       ========

      Loan balance by type scheduled
       to mature after 1 year:
        Fixed-rate                         $ 74,156        $ 2,484          $   ---         $ 2,790         $659       $ 80,089
        Adjustable-rate                      48,865         55,005           10,864           4,034          ---        118,768

--------------------
<F1>  For purposes of this schedule, home equity loans with revolving and fixed rates, have been included in residential mortgage loans.

      Originations and Sales of Loans. The Bank is a qualified seller/servicer for Fannie Mae. Beginning in 1987, the Bank began to sell a portion of its fixed-rate loans with terms in excess of 15 years to Fannie Mae. All of the Bank's sales to Fannie Mae have been made with servicing retained on the loans. At June 30, 2003, the Bank was servicing $37.2 million in loans for Fannie Mae and $1.5 million in loans for the FHLB as part of their Mortgage Partnership Finance program. Depending upon market conditions, the Bank retains a portion of its fixed-rate loans from time to time. In addition, the Bank has also sold loans to other private investors. At June 30, 2003, the Bank was servicing $242,000 of such loans.

      Originations for the year ended June 30, 2003 increased in all loan categories except commercial loans which decreased by $287,000. Loan sales increased during the same period as the Bank sold long term fixed-rate residential loans with servicing retained. Historically, the Bank has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans and commercial real estate loans.

      The following table sets forth information with respect to originations and sales of loans during the periods indicated.


                                                                         At June 30,
                                                 ------------------------------------------------------------
                                                   2003         2002         2001         2000         1999
                                                   ----         ----         ----         ----         ----
                                                                        (In thousands)

Beginning balance                                $243,743     $215,035     $189,200     $154,689     $138,593
                                                 --------     --------     --------     --------     --------
  Mortgage originations                           108,934       82,615       43,378       37,513       47,662
  Consumer and home equity loan originations       13,478        5,538        3,834        3,716        2,494
  Commercial real estate loan originations         20,931       14,575       12,004       13,260       13,713
  Commercial loan originations                      8,969        9,256       20,053       12,598        5,313
  Construction loan originations                   21,419       19,849       11,859        9,569        3,080
                                                 --------     --------     --------     --------     --------
      Total loans originated                      173,731      131,833       91,128       76,656       72,262
                                                 --------     --------     --------     --------     --------
Less:
  Amortization and payoffs                        100,415       93,582       60,716       39,937       42,901
  Provision for loan losses                           300          305          275          200          145
  Total loans sold                                 36,810        9,238        4,302        1,433       13,120
  Loan participations sold                            ---          ---          ---          575          ---
                                                 --------     --------     --------     --------     --------
Ending balance                                   $279,949     $243,743     $215,035     $189,200     $154,689
                                                 ========     ========     ========     ========     ========

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Security Committee of the Bank perform a monthly review of all delinquent loans and loans are placed on a non-accrual status when loans are over 90 days past due or, in the opinion of management, the collection of principal and interest are doubtful. All delinquent loans are ratified by the Bank's Board of Directors on a monthly basis. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of loans or commitments, that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Senior Lending Officer, Chief Executive Officer and other officers as needed from the commercial, residential and consumer loan areas, who meet periodically to discuss the status of the loans on the Watch-List and to add or delete loans from the list. The Board of Directors can request that a loan relationship be placed on Watch-List status.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's problem assets and loans at the dates indicated.


                                                                        At June 30,
                                                     -------------------------------------------------
                                                      2003       2002       2001      2000       1999
                                                      ----       ----       ----      ----       ----
                                                                      (In thousands)

Loans 30-89 days past due
 (not included in non-performing loans)              $1,297     $1,191     $1,854     $ 540     $1,685
Loans 90 days or more past due
 (not included in non-performing loans)                 ---        ---        276       148        ---
                                                     ------     ------     ------     -----     ------
Total delinquent loans                               $1,297     $1,191     $2,130     $ 688     $1,685
                                                     ======     ======     ======     =====     ======

Delinquent loans as a percentage of net loans          0.46%      0.49%      0.99%     0.36%      1.09%
                                                     ======     ======     ======     =====     ======

Non-performing loans (over 90 days past due)         $  223     $  108     $   15     $   2     $    0
                                                     ------     ------     ------     -----     ------
      Total non-performing loans                     $  223     $  108     $   15     $   2     $    0
                                                     ======     ======     ======     =====     ======

Non-performing loans as a percent of net loans         0.08%      0.04%      0.01%     0.00%      0.00%
Non-performing loans as a percent of total loans       0.05%      0.04%      0.01%     0.00%      0.00%

      At June 30, 2003, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them.
An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the FDIC. At June 30, 2003, the Bank had no assets classified as doubtful or loss, and $415,000 classified as substandard.

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

      The following table analyzes activity in the Bank's allowance for loan losses for the years indicated.


                                                                          Years Ended June 30,
                                                      ------------------------------------------------------------
                                                        2003         2002         2001         2000         1999
                                                        ----         ----         ----         ----         ----
                                                                         (Dollars in thousands)

Average loans, net                                    $257,519     $226,711     $205,837     $173,319     $144,663
                                                      ========     ========     ========     ========     ========
Year-end net loans                                    $279,949     $243,743     $215,035     $189,200     $154,689
                                                      ========     ========     ========     ========     ========

  Allowance for loan losses at beginning of year      $  2,063     $  1,784     $  1,531     $  1,348     $  1,236
  Provision charged to operations                          300          305          275          200          145

Recoveries:
Real estate mortgage:
  Residential                                              ---          ---          ---          ---          ---
  Commercial                                               ---          ---          ---          ---          ---
Commercial loans                                             3          ---            2          ---          ---
Consumer and home equity                                    21            4            3            6            3
Construction                                               ---          ---          ---          ---          ---
                                                      --------     --------     --------     --------     --------
  Total recoveries                                          24            4            5            6            3
                                                      --------     --------     --------     --------     --------

Charge-offs:
Real estate mortgage:
  Residential                                              ---          ---          ---          ---          ---
  Commercial                                               ---          ---          ---          ---          ---
Commercial loans                                           ---          (12)         ---          ---           (2)
Consumer and home equity                                   (40)         (18)         (27)         (23)         (34)
Construction                                               ---          ---          ---          ---          ---
                                                      --------     --------     --------     --------     --------
  Total charge-offs                                        (40)         (30)         (27)         (23)         (36)
                                                      --------     --------     --------     --------     --------

  Net charge-offs                                          (16)         (26)         (22)         (17)         (33)
                                                      --------     --------     --------     --------     --------

  Allowance for loan losses at end of year            $  2,347     $  2,063     $  1,784     $  1,531     $  1,348
                                                      ========     ========     ========     ========     ========

Ratios:
  Allowance for loan losses to year-end net loans         0.84%        0.85%        0.83%        0.81%        0.87%

  Net charge-offs to average loans, net                   0.01%        0.01%        0.01%        0.01%        0.02%
  Net charge-offs to allowance for loan losses            0.68%        1.26%        1.23%        1.11%        2.45%

The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                       At June 30,
                                    ----------------------------------------------------------------------------------
                                              2003                         2002                         2001
                                    ------------------------     ------------------------     ------------------------
                                                Percent of                   Percent of                   Percent of
                                               Loans in Each                Loans in Each                Loans in Each
                                                Category to                  Category to                  Category to
                                    Amount      Total Loans      Amount      Total Loans      Amount      Total Loans
                                    ------     -------------     ------     -------------     ------     -------------
                                                                  (Dollars in thousands)

Real estate-mortgage:
  Residential and home equity       $  628         58.6%         $  588         62.6%         $  578         63.7%
  Commercial                           947         24.7             827         23.9             767         23.3
Commercial loans                       466          7.2             373          6.6             240          6.2
Consumer                                11          3.6              30          2.4              34          2.5
Construction                           295          5.9             245          4.5             165          4.3
                                    ------        -----          ------        -----          ------        -----
Total allowance for loan losses     $2,347        100.0%         $2,063        100.0%         $1,784        100.0%
                                    ======        =====          ======        =====          ======        =====


                                                         At June 30,
                                    -----------------------------------------------------
                                              2000                         1999
                                    ------------------------     ------------------------
                                                Percent of                   Percent of
                                               Loans in Each                Loans in Each
                                                Category to                  Category to
                                    Amount      Total Loans      Amount      Total Loans
                                    ------     -------------     ------     -------------
                                                   (Dollars in thousands)

Real estate-mortgage:
  Residential and home equity       $  563         67.0%         $  563         68.7%
  Commercial                           687         21.7             592         21.8
Commercial loans                       172          5.7             133          4.6
Consumer                                19          2.6              15          2.3
Construction                            90          3.0              45          2.6
                                    ------        -----          ------        -----
Total allowance for loan losses     $1,531        100.0%         $1,348        100.0%
                                    ======        =====          ======        =====

Investment Activities

      General. The investment policy of the Bank, which is approved by the Bank's Board of Directors, is based upon its asset and liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and compliment the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer. Under applicable federal and state regulations, the Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. The Bank uses several measures to assess the adequacy of its liquidity. At June 30, 2003, the Bank's liquidity was adequate to meet its foreseeable needs. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

      Available-for-sale securities are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/loss. The following table sets forth the Bank's securities at the dates indicated.


                                                                  At June 30,
                                   --------------------------------------------------------------------------
                                            2003                      2002                      2001
                                   ----------------------     ---------------------     ---------------------
                                   Amortized       Fair       Amortized       Fair      Amortized       Fair
                                     Cost         Value         Cost         Value        Cost         Value
                                   ---------      -----       ---------      -----      ---------      -----
                                                                 (In thousands)

Securities available for sale:
------------------------------
Marketable equity securities       $  3,009      $  3,033      $ 2,698      $ 2,586      $ 3,222      $ 3,537
U.S. Government and federal
 agency obligations                  41,468        42,002       25,198       25,517        9,498        9,505
Other bonds and obligations          13,736        13,820        8,668        8,685        5,542        5,489
Mortgage-backed securities           58,414        59,016       28,759       29,112       10,389       10,289
                                   --------      --------      -------      -------      -------      -------
      Total                        $116,627      $117,871      $65,323      $65,900      $28,651      $28,820
                                   ========      ========      =======      =======      =======      =======

      The following table sets forth the scheduled maturities, carrying values and average yields for the Bank's debt securities at June 30, 2003.


                                                                         At June 30, 2003
                                   --------------------------------------------------------------------------------------------
                                     One Year or Less       One to Five Years        Over Five Years              Totals
                                   --------------------    --------------------    --------------------    --------------------
                                   Amortized    Average    Amortized    Average    Amortized    Average    Amortized    Average
                                     Cost        Yield       Cost        Yield       Cost        Yield       Cost        Yield
                                   ---------    -------    ---------    -------    ---------    -------    ---------    -------
                                                                      (Dollars in thousands)

Securities available for sale:
------------------------------
U.S. Government and federal
 agency obligations                 $ 9,019      3.53%      $30,949      3.30%      $ 1,500      4.18%     $ 41,468      3.38%
Other bonds and obligations           2,457      2.12         7,916      3.89         3,363      2.08        13,736      3.13
Mortgage-backed securities              ---       ---         3,728      3.12        54,686      4.17        58,414      4.10
                                    -------                 -------                 -------                --------
      Total                         $11,476      3.22%      $42,593      3.39%      $59,549      4.05%     $113,618      3.72%
                                    =======                 =======                 =======                ========

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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.


                                                         At June 30,
                            ----------------------------------------------------------------------
                                   2003                     2002                     2001
                            --------------------     --------------------     --------------------
                             Amount      Percent      Amount      Percent      Amount      Percent
                             ------      -------      ------      -------      ------      -------
                                                    (Dollars in thousands)

Savings deposit             $ 69,015      20.1%      $ 52,762      19.7%      $ 44,302      19.7%
NOW accounts                  26,342       7.7         26,971      10.1         22,342       9.9
IOLTA accounts                28,659       8.4         22,397       8.4         16,202       7.2
Money market deposits         51,719      15.1         21,466       8.0         18,591       8.3
Demand deposits               25,871       7.5         19,856       7.4         18,889       8.4
Certificate of deposits      141,958      41.2        123,986      46.4        104,424      46.5
                            --------     -----       --------     -----       --------     -----
      Total deposits        $343,564     100.0%      $267,438     100.0%      $224,750     100.0%
                            ========     =====       ========     =====       ========     =====

      For more information on the Bank's deposit accounts, see Note 7 of Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2003.


                                                      Weighted
                                                      Average
      Maturity Period     Certificates of Deposit       Rate
      ---------------     -----------------------     --------
                       (Dollars in thousands)

      0-3 months                  $ 9,326              2.83%
      3-6 months                    9,324              3.05
      6-12 months                  22,232              3.45
      1-2 years                     4,823              2.97
      2-3 years                     7,905              4.60
      > 3 years                     3,042              4.36
                                  -------
            Total                 $56,652              3.45%
                                  =======

      Borrowings. Deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by a portion of the Bank's mortgage loan portfolio. The Bank had FHLB advances of $41.2 million outstanding at June 30, 2003.

      The FHLB functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of its home mortgages provided certain standards related to creditworthiness have been met.

Personnel

      As of June 30, 2003, the Bank had 75 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


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

      For additional information regarding taxation, see Note 10 of the Notes to Consolidated Financial Statements.


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

      The following table shows the Company's and the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at June 30, 2003. Prompt corrective action provisions are not applicable to financial holding companies.


                                                                                            Minimum
                                                                                          To Be Well
                                                                      Minimum          Capitalized Under
                                                                      Capital          Prompt Corrective
                                                Actual              Requirement        Action Provisions
                                           -----------------     -----------------     -----------------
                                           Amount      Ratio     Amount      Ratio     Amount      Ratio
                                           ------      -----     ------      -----     ------      -----
                                                              (Dollars in thousands)

Total Capital to Risk Weighted Assets
  Consolidated                             $36,326     14.7%     $19,775     8.0%          N/A      N/A
  Bank                                      37,730     15.4       19,583     8.0       $24,479     10.0%
Tier 1 Capital to Risk Weighted Assets
  Consolidated                              33,968     13.7        9,888     4.0           N/A      N/A
  Bank                                      35,372     14.5        9,792     4.0        14,688       6.0
Tier 1 Capital to Average Assets
  Consolidated                              33,968      8.2       16,657     4.0           N/A      N/A
  Bank                                      35,372      8.5       16,589     4.0        20,737       5.0

      As the preceding table shows, the Company and the Bank exceeded the minimum capital adequacy requirements at June 30, 2003.

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

      Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of
Regulation W, will become subject to Regulation W on July 1, 2003.   All
other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." At June 30, 2003, the Bank was categorized as "well capitalized".

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

Holding Company Regulation

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act (the "BHCA"), as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of June 30, 2003, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

      As of June 30, 2003, the Company had registered as a financial holding company.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2003, of $2.9 million.

      The FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHFB System. It offers advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB.

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

      Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB of Boston has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLB of Boston stock. Under the new capital plan, each member of the FHLB of Boston will have to maintain a minimum investment in FHLB of Boston capital stock in an amount equal to the sum of (i) .35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000, per member), and (ii) 4.50% of the member's activity-based assets.

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3% on the first $46.5 million of net transaction accounts (subject to an exemption for the first $4.9 million), plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2003, the Bank met its reserve requirements.

Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act. Given the extensive SEC role in implementing rules relating to many of the Sarbanes Oxley Act's new requirements, the final scope of these requirements remains to be determined.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      The Sarbanes-Oxley Act's principal legislation includes:


      *     the creation of an independent accounting oversight board;
      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
      * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
      * an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;
      * requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
      * requirement that companies disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;
      * expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
      * a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
      * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
      * mandatory disclosure by analysts of potential conflicts of interest; and
      *     a range of enhanced penalties for fraud and other violations.

      The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we review those rules and comply as required.

      Furthermore, the Nasdaq Stock Market (the "NASDAQ") has also proposed corporate governance rules which would implement the mandates of the Sarbanes-Oxley Act. The proposed NASDAQ rules include ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications. The NASDAQ rules are still tentative in nature because they are subject to SEC review and approval, which is expected to occur later this year. Once finalized, the rules will not be effective until at least January 1, 2004. These rules, if adopted, would affect the Company because its common stock is listed on the NASDAQ under the symbol "MYST."

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Securities Laws

      The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

USA PATRIOT Act

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

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002 and were subsequently amended on November 6, 2002 and November 14, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Astoria Federal is in compliance with the OTS's anti-money laundering regulations.

      * Pursuant to Section 326, on May 9, 2003 the OTS, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification. The rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

      * Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. A final rule under Section 312 was issued by the Treasury Department on September 26, 2002. The rule states that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering. The deadline for compliance with this rule, as extended, was March 31, 2003.

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

Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

ITEM 2.  PROPERTIES

      The following table sets forth certain information at June 30, 2003 regarding the Bank's office facilities, which are owned by the Bank, the Lexington, Arlington and Bedford offices, which are leased, and certain other information relating to its property at that date.


                                                        Year        Square         Net Book
                                                      Completed     Footage         Value
                                                      ---------     -------        --------
                                                                                (In thousands)

Main Office             60 High Street
                        Medford, MA  02155              1931         7,000          $  948

West Medford Office     430 High Street
                        Medford, MA  02155              1970         2,500              21

Salem Street Office     201 Salem Street
                        Medford, MA  02155              1995         3,500             841

Lexington Office        1793 Massachusetts Avenue
                        Lexington, MA  02420            1998         3,000              54

Arlington Office        856 Massachusetts Avenue
                        Arlington, MA 02476             2000           500             112




Bedford Office          168 Great Road
                        Bedford, MA 01730               2002         2,500          233
                                                                                 ------

    Net Book Value                                                               $2,209
                                                                                 ======

      The Bank also owns an office building adjacent to its main office, located at 66 High Street, Medford, MA 02155, which had a net book value of $1.5 million at June 30, 2003. The Bank uses a portion of the second and third floors of this building to house some of its administrative and clerical services and leases the remaining space to third-party tenants.

      At June 30, 2003, the net book value of the Bank's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $840,000. For more information, see Note 5 of the Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MYST." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on January 8, 1998, the date of the conversion and initial public offering. At June 30, 2003, the last trading date in the Company's fiscal year, the Company's common stock closed at $22.00. On September 5, 2003, there were 1,542,810 shares of the Company's common stock outstanding, which were held of record by approximately 870 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. The number of shares outstanding has been adjusted to reflect the 5% stock dividend paid to stockholders of record of July 31, 2003.

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

      The following table does not reflect the 5% stock dividend that was declared July 9, 2003 and paid to stockholders of record on July 31, 2003.


             Quarter Ended                    High         Low       Dividends
             -------------                    ----         ---       ---------

Fiscal year ended June 30, 2003:
  Fourth Quarter ended June 30, 2003         $23.080     $17.710       $0.09
  Third Quarter ended March 31, 2003          18.520      17.540        0.09
  Second Quarter ended December 31, 2002      18.500      16.200        0.09
  First Quarter ended September 30, 2002      18.150      16.230        0.09
Fiscal year ended June 30, 2002:
  Fourth Quarter ended June 30, 2002         $19.750     $16.500       $0.09
  Third Quarter ended March 31, 2002          17.580      13.800        0.08
  Second Quarter ended December 31, 2001      15.250      13.320        0.08
  First Quarter ended September 30, 2001      15.700      14.850        0.08

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning the Company at the dates and for the years indicated. The following information is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1.


                                                              At or for the Years Ended June 30,
                                               -----------------------------------------------------------------
                                                 2003          2002          2001          2000          1999
                                                 ----          ----          ----          ----          ----
                                                         (Dollars in thousands, except per share data)

Balance sheet data:
  Total assets                                 $ 429,316     $ 356,733     $ 300,402     $ 263,888     $ 215,214
  Loans, net                                     279,949       243,743       215,035       189,200       154,689
  Securities:
    Available for sale                           117,871        65,900        28,820        32,452        31,772
    Held to maturity                                   -             -             -             -         1,500
  Deposits                                       343,564       267,438       224,750       194,135       160,867
  Borrowings                                      41,200        58,135        44,618        38,750        18,978
  Subordinated debt                               12,000         5,000             -             -             -
  Total stockholders' equity                      26,244        23,923        29,015        29,189        34,052
Asset quality data:
  Non-performing loans                               223           108            15             2             -
  Allowance for loan losses                        2,347         2,063         1,784         1,531         1,348
Number of:
  Mortgage loans outstanding                       1,790         1,749         1,694         1,609         1,626
  Deposit accounts                                30,224        25,075        22,252        21,661        19,644
  Full service offices                                 6             6             5             5             4
Number of employees:
  Full-time                                           75            66            55            62            52
  Part-time                                           20            25            25            28            21
Statement of income data:
  Interest and dividend income                 $  21,388     $  19,868     $  19,422     $  16,177     $  13,745
  Interest expense                                10,342        10,171         9,967         7,446         6,221
                                               ---------     ---------     ---------     ---------     ---------
  Net interest income                             11,046         9,697         9,455         8,731         7,524
  Provision for loan losses                          300           305           275           200           145
                                               ---------     ---------     ---------     ---------     ---------
  Net interest income after provision
   for loan losses                                10,746         9,392         9,180         8,531         7,379
  Other income                                     2,165         1,137         1,196           945         1,136
  Operating expenses                              10,081         7,871         8,470         6,715         6,042
                                               ---------     ---------     ---------     ---------     ---------
  Income before income taxes                       2,830         2,658         1,906         2,761         2,473
  Provision for income taxes                       1,114         1,031           721         1,072           971
                                               ---------     ---------     ---------     ---------     ---------
  Net income                                   $   1,716     $   1,627     $   1,185     $   1,689     $   1,502
                                               =========     =========     =========     =========     =========
Per share data:
  Weighted average shares
   outstanding - basic                         1,332,769     1,462,309     1,731,874     2,024,201     2,375,440
  Basic earnings per share                     $    1.29     $    1.11     $    0.68     $    0.83     $    0.63
  Weighted average shares
   outstanding - diluted                       1,390,807     1,504,249      1,767,902    2,024,201     2,375,440
  Diluted earnings per share                   $    1.23     $    1.08     $     0.67    $    0.83     $    0.63
  Cash dividends paid per share                $    0.36     $    0.33     $     0.31    $    0.26     $    0.21
  Book value per share                         $   18.90     $   17.56     $    16.39    $   16.43     $   15.06





                                                              At or for the Years Ended June 30,
                                               -----------------------------------------------------------------
                                                 2003          2002          2001          2000          1999
                                                 ----          ----          ----          ----          ----

Selected operating ratios:
  Interest rate spread (1)                         2.70%         2.88%         3.11%         3.43%         3.26%
  Net interest margin (2)                          2.96          3.29          3.70          4.04          3.96
  Return on average assets                         0.44          0.53          0.44          0.74          0.75
  Return on average equity                         6.86          6.27          4.04          5.37          4.29
  Operating expenses as a percent
   of average total assets                         2.58          2.54          3.15          2.95          3.01
  Efficiency ratio (3)                            76.31         72.65         79.52         69.40         69.77
Asset quality ratios:
  Non-performing loans as a percent
   of net loans                                    0.08          0.04          0.01          0.00          0.00
  Non-performing loans as a percent
   of total assets                                 0.05          0.04          0.01          0.00          0.00
  Net charge-offs to average loans                 0.01          0.01          0.01          0.01          0.02
Regulatory Capital ratios:
  Regulatory Tier 1 leverage capital ratio         8.16          8.69         10.12         11.35         16.05
  Total risk-based capital                        13.74         13.92         16.39         19.22         26.25

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

      The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one-to four-family residences, commercial loans secured by general business assets, commercial real estate loans secured by commercial property, and to invest in U.S. Government and federal agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

      The Company's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and on borrowings from the Federal Home Loan Bank of Boston ("FHLB"). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

      The Company's profitability is also affected by the level of non-interest income and non-interest expense. Non-interest income consists primarily of service fees, loan servicing and other loan fees and gains on sales of securities. Non-interest expense consists of salaries and benefits, occupancy related expenses and other general operating expenses.

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

Critical Accounting Policy

      The Notes to Consolidated Financial Statements for the year ended June 30, 2003 included in our Annual Report on Form 10-K for the year ended June 30, 2003, contain a summary of the Company's significant accounting policies. The Company believes its policy with respect to the methodology for its determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Company's Audit Committee and Board of Directors.

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

      In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of the Board and management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the Committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages. At June 30, 2003, the Bank's loan portfolio included $68.0 million of adjustable-rate one-to four-family mortgage loans, $69.8 million of adjustable-rate commercial real estate loans, $10.3 million of adjustable-rate or short-term commercial loans, and $9.0 million of adjustable-rate home equity loans. Together, these loans represent 55.8% of the Bank's net loans at June 30, 2003. See "Business-Lending Activities."

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


                                                                           Years Ended June 30,
                                      ---------------------------------------------------------------------------------------------
                                                  2003                            2002                            2001
                                      -----------------------------   -----------------------------   -----------------------------
                                                 Interest   Average              Interest   Average              Interest   Average
                                      Average     Earned     Yield/   Average     Earned     Yield/   Average     Earned     Yield/
                                      Balance    or Paid      Rate    Balance    or Paid      Rate    Balance    or Paid      Rate
                                      -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                          (Dollars in thousands)

Interest-earning assets:
  Loans, net                          $257,519   $17,542     6.81%    $226,711   $16,972     7.49%    $205,837   $16,597     8.06%
  Securities                            90,206     3,467     3.84%      50,765     2,405     4.74%      29,595     1,785     6.03%
  Other earning assets (1)              25,310       379     1.50%      17,564       491     2.80%      19,883     1,040     5.23%
                                      --------   -------              --------   -------              --------   -------
      Total interest-earning assets    373,035    21,388     5.73%     295,040    19,868     6.73%     255,315    19,422     7.61%
                                                 -------                         -------                         -------
Cash and due from banks                  9,109                           7,558                           6,320
Other assets                             8,178                           6,981                           6,867
                                      --------                        --------                        --------
      Total assets                    $390,322                        $309,579                        $268,502
                                      ========                        ========                        ========

Interest-bearing liabilities:
  Regular and other deposits          $ 60,695       843     1.39%    $ 47,710       990     2.08%    $ 42,640       946     2.22%
  NOW accounts                          39,821       277     0.70%      34,384       344     1.00%      29,472       433     1.47%
  Money market deposits                 45,521     1,036     2.28%      19,952       469     2.35%      12,415       485     3.91%
  Certificates of deposit              134,408     4,967     3.70%     111,193     5,510     4.96%      92,451     5,332     5.77%
                                      --------   -------              --------   -------              --------   -------
      Total interest-bearing
       deposits                        280,445     7,123     2.54%     213,239     7,313     3.43%     176,978     7,196     4.07%
  FHLB borrowings                       53,321     2,820     5.29%      49,854     2,789     5.59%      44,400     2,771     6.24%
  Subordinated debt                      7,627       399     5.23%       1,250        69     5.52%           -         -        -
                                      --------   -------              --------   -------              --------   -------
      Total interest-bearing
       liabilities                     341,393    10,342     3.03%     264,343    10,171     3.85%     221,378     9,967     4.50%
                                                 -------                         -------                         -------
Demand deposit accounts                 22,073                          17,837                          16,258
Other liabilities                        1,846                           1,458                           1,562
                                      --------                        --------                        --------
      Total liabilities                365,312                         283,638                         239,198
Stockholders' equity                    25,010                          25,941                          29,304
                                      --------                        --------                        --------
      Total liabilities and
       stockholders' equity           $390,322                        $309,579                        $268,502
                                      ========                        ========                        ========

Net interest income                              $11,046                         $ 9,697                         $ 9,455
                                                 =======                         =======                         =======
Interest rate spread                                         2.70%                           2.88%                           3.11%
Net interest margin                                          2.96%                           3.29%                           3.70%
Interest-earning assets/
 interest-bearing liabilities             1.09x                           1.12x                           1.15x

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


                                      Year Ended June 30,               Year Ended June 30,
                                          2003 vs 2002                      2002 vs 2001
                                        Due to Increase                   Due to Increase
                                           (Decrease)                        (Decrease)
                                 -----------------------------     -----------------------------
                                   Rate      Volume     Total        Rate       Volume     Total
                                   ----      ------     -----        ----       ------     -----
                                                         (In thousands)

Interest and dividend income:
  Loans, net                     $(1,611)    $2,181    $   570     $  (899)    $ 1,274     $ 375
  Securities                        (523)     1,585      1,062        (266)        886       620
  Other earning assets              (280)       168       (112)       (439)       (110)     (549)
                                 -------     ------    -------     -------     -------     -----
      Total                       (2,414)     3,934      1,520      (1,604)      2,050       446
                                 -------     ------    -------     -------     -------     -----

Interest expense:
  Regular and other deposits        (376)       229       (147)        (53)         96        43
  NOW accounts                      (116)        49        (67)       (186)         97       (89)
  Money market deposits              (15)       582        567          31         (47)      (16)
  Certificates of deposit         (1,562)     1,019       (543)       (405)        584       179
  Borrowed funds                    (157)       188         31        (100)        118        18
  Subordinated debt                   (4)       334        330           0          69        69
                                 -------     ------    -------     -------     -------     -----
      Total                       (2,230)     2,401        171        (713)        917       204
                                 -------     ------    -------     -------     -------     -----
Change in net interest income    $  (184)    $1,533    $ 1,349     $  (891)    $ 1,133     $ 242
                                 =======     ======    =======     =======     =======     =====

Financial Condition and Results of Operations

      The Company's operating results depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-bearing assets (loans and securities), and the interest expense paid on its interest-bearing liabilities (deposits and borrowings). Operating results are also significantly affected by provisions for loan losses, other income and operating expenses. Each of these factors is significantly affected not only by the Company's policies, but, to varying degrees, by general economic and competitive conditions and by policies of state and federal regulatory authorities.

Comparison of Financial Condition at June 30, 2003 and 2002

      The Company's total assets amounted to $429.3 million at June 30, 2003 compared to $356.7 million at June 30, 2002, an increase of $72.6 million or 20.4%. The increase in total assets is primarily attributable to an increase in net loans of $36.2 million or 14.9% and an increase in securities available for sale of $52.0 million or 78.9%.

      Cash and cash equivalents totaled $19.8 million at June 30, 2003 compared to $34.6 million at June 30, 2002, a decrease of $14.8 million or 42.8%. The $4.3 million decrease in short-term investments and the $3.9 million decrease in federal funds sold were due to the increased loan demand in both the residential and commercial real estate areas and an increase in securities available for sale.

      Net loans increased by $36.2 million or 14.9% to $279.9 million or 65.2% of total assets at June 30, 2003 as compared to $243.7 million or 68.3% of total assets at June 30, 2002, as the Bank continued its emphasis on originating and retaining residential mortgage loans, commercial loans and commercial real estate loans.

      Securities, including FHLB stock, held by the Company increased by $52.0 million or 75.5% to $120.8 million at June 30, 2003 from $68.8 million at June 30, 2002. The increase was funded by additional growth in deposits and proceeds from the trust preferred securities. The increase in the Company's securities portfolio reflects the Company's decision to invest a greater portion of its assets in U.S. Government and federal agency obligations and mortgage-backed securities, which results in higher yields than cash and cash equivalents.

      Total deposits increased by $76.2 million or 28.5% to $343.6 million at June 30, 2003 from $267.4 million at June 30, 2002. Money market deposits increased to $51.7 million at June 30, 2003 from $21.5 million at June 30, 2002, an increase of $30.2 million or 140.5%. Certificates of deposit increased to $142.0 million at June 30, 2003 from $124.0 million at June 30, 2002, an increase of $18.0 million or 14.5%. Demand deposits and IOLTA accounts increased to $54.5 million at June 30, 2003 from $42.3 million at June 30, 2002, an increase of $12.2 million or 28.8% as a result of the Bank's continuing emphasis on developing relationships with small business. There were also increases in other deposit categories.

      During the year ended June 30, 2003, as part of our interest rate risk management strategy, total borrowings decreased by $16.9 million to $41.2 million at June 30, 2003 from $58.1 million at June 30, 2002. The decrease of $16.9 million was the result of maturing advances totaling $11.5 million and the early retirement of $5.4 million. The decrease in borrowed funds was offset by an increase in total deposits.

      In February 2003, Mystic Financial Capital Trust II was formed for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in subordinated debentures issued by the Company. A total of $7.0 million of floating rate trust preferred securities were issued and are scheduled to mature in 2033, callable at the option of the Company on February 15, 2008, with the prior approval of the Federal Reserve Board. The floating rate as of June 30, 2003 was 4.54%. Distributions on these securities are payable quarterly in arrears on February 15th, May 15th, August 15th and November 15th. A total of $12.0 million of floating rate trust preferred securities were outstanding at June 30, 2003.

      Stockholders' equity increased by $2.3 million to $26.2 million at June 30, 2003 from $23.9 million at June 30, 2002 as a result of dividends paid of $477,000, offset by an increase in the net unrealized gain on securities available for sale of $417,000, net income of $1.7 million, proceeds from exercise of stock options of $49,000, a reduction in unearned Recognition and Retention Plan ("RRP") stock of $223,000, and a reduction in unearned Employee Stock Ownership Plan ("ESOP") shares of $400,000.

      Book value per share of common stock was $18.90 as of June 30, 2003 as compared to $17.56 as of June 30, 2002. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,388,860 shares of common stock outstanding as of June 30, 2003 for purposes of calculating the Company's book value per share.

Comparison of the Operating Results for the Years Ended June 30, 2003 and
2002

      Net Income. Net income was $1.7 million for the year ended June 30, 2003 as compared to $1.6 million for the year ended June 30, 2002. This $89,000 increase in net income during the year was the result of an increase in net interest income of $1.3 million and an increase in non-interest income of $1.0 million partially offset by an increase in non-interest expense of $2.2 million and an increase in provision for income taxes of $83,000. The return on average assets for the year ended June 30, 2003 was .44% compared to .53% for the year ended June 30, 2002. The return on average equity for the year ended June 30, 2003 was 6.86% compared to 6.27% for the year ended June 30, 2002.

      Earnings per share on a basic and diluted basis was $1.29 and $1.23, respectively, for the year ended June 30, 2003 compared to $1.11 and $1.08 on a basic and diluted basis for the year ended June 30, 2002.

      Interest Income. Total interest and dividend income increased by $1.5 million or 7.7% to $21.4 million for the year ended June 30, 2003 from $19.9 million for the year ended June 30, 2002. The increase in interest income was primarily the result of a higher level of loans and securities offset by a decrease in other earning assets and a decrease in average yields due to the declining interest rate environment. The average balance of net loans for the year ended June 30, 2003 was $257.5 million compared to $226.7 million for the year ended June 30, 2002. The average yield on net loans was 6.81% for the year ended June 30, 2003 compared to 7.49% for the year ended June 30, 2002. The average balance of securities for the year ended June 30, 2003 was $90.2 million compared to $50.8 million for the year ended June 30, 2002. The average yield on securities was 3.84% for the year ended June 30, 2003 compared to 4.74% for the year ended June 30, 2002. The average balance of other earning assets for the year ended June 30, 2003 was $25.3 million compared to $17.6 million for the year ended June 30, 2002. The average yield on other earning assets was 1.50% for the year ended June 30, 2003 compared to 2.80% for the year ended June 30, 2002.

      Interest Expense. Total interest expense increased by $171,000 or 1.7% to $10.3 million for the year ended June 30, 2003 from $10.2 million for the year ended June 30, 2002. The increase in interest expense resulted from an increase in the average balance of FHLB borrowings and an increase in subordinated debt. Average interest-bearing deposits increased by $67.2 million or 31.5% to $280.4 million for the year ended June 30, 2003 from $213.2 million for the year ended June 30, 2002. Average borrowings increased by $3.5 million to $53.3 million for the year ended June 30, 2003 from $49.9 million for the year ended June 30, 2002. Average subordinated debt increased by $6.4 million to $7.6 million for the year ended June 30, 2003 from $1.2 million for the year ended June 30, 2002.
The average rate on interest-bearing deposits decreased 89 basis points to 2.54% for the year ended June 30, 2003 from 3.43% for the year ended June 30, 2002, the average rate on borrowed funds decreased 30 basis points to 5.29% from 5.59% for the year ended June 30, 2002 and the average rate on subordinated debt decreased 20 basis points to 5.23% for the year ended June 30, 2003 from 5.52% for the year ended June 30, 2002.

      Net Interest Income. Net interest income for the year ended June 30, 2003 was $11.0 million as compared to $9.7 million for the year ended June 30, 2002. The $1.3 million or 13.9% increase is attributed to the $1.5 million increase in interest and dividend income offset by the $171,000 increase in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 100 basis points to 5.73% for the year ended June 30, 2003 from 6.73% for the year ended June 30, 2002, while the average cost on interest-bearing liabilities decreased by 82 basis points to 3.03% for the year ended June 30, 2003 from 3.85% for the year ended June 30, 2002. As a result, the interest rate spread decreased by 18 basis points to 2.70% for the year ended June 30, 2003 from 2.88% for the year ended June 30, 2002.

      Provision for Loan Losses. The provision for loan losses was $300,000 for the year ended June 30, 2003 as compared to $305,000 for the
year ended June 30, 2002.   At June 30, 2003, the balance of the allowance
for loan losses was $2.3 million or .84% of total loans. During the year ended June 30, 2003, $40,000 was charged against the allowance for loan losses while $24,000 in recoveries was credited to the allowance for loan losses. At June 30, 2002, the balance of the allowance for loan losses was $2.1 million or .84% of total loans. During the year ended June 30, 2002, $30,000 was charged against allowance for loan losses while $4,000 in recoveries was credited to the allowance for loan losses. There were two non-performing loans with an aggregate balance of $223,000 at June 30, 2003. At June 30, 2002, there were two non-performing loans with an aggregate balance of $108,000.

      Non-interest Income. Non-interest income improved by $1.0 million or 90.4% to $2.2 million for the year ended June 30, 2003 as compared to $1.1 million for the year ended June 30, 2002. This increase was caused by increased loan sale gains of $910,000 and an increase in net security gains of $50,000 offset by a decrease in other income of $34,000.

      Non-interest Expense. Non-interest expense increased by $2.2 million or 28.1% to $10.1 million for the year ended June 30, 2003 as compared to $7.9 million for the year ended June 30, 2002. This increase was caused by higher personnel costs associated with the asset growth of the Bank, marketing expenses incurred to capture deposit market share, expenses to operate the branch office that opened in Bedford, MA in June 2002 and a prepayment penalty expense of $468,000 relating to the early retirement of various FHLB advances.

      Provision for Income Taxes. The provision for income taxes was $1.1 million for the year ended June 30, 2003 as compared to $1.0 million for the year ended June 30, 2002. The effective tax rate for the year ended June 30, 2003 was 39.4% as compared to 38.8% for the year ended June 30, 2002.

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

      Net loans increased by $28.7 million or 13.4% to $243.7 million or 68.3% of total assets at June 30, 2002 as compared to $215.0 million or 71.6% of total assets at June 30, 2001 as the Bank continued its emphasis on originating and retaining residential mortgage loans, commercial loans
and commercial real estate loans.   Securities, including FHLB stock, held
by the Company increased by $37.5 million or 119.5% to $68.8 million at June 30, 2002 from $31.3 million at June 30, 2001. The increase in the Company's securities portfolio reflects the Company's decision to invest a greater portion of its assets in U.S. Government and federal agency obligations and mortgage-backed securities, which results in higher yields than cash and cash equivalents.

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

      In April 2002, Mystic Financial Capital Trust I was formed for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in subordinated debentures. A total of $5 million of floating rate trust preferred securities were issued and are scheduled to mature in 2032, callable at the option of the Company on April 22, 2007, with the prior approval of the Federal Reserve Board. The floating rate as of June 30, 2003 was 4.99%. Distributions on these securities are payable semi-annually in arrears on April 22nd and October 22nd. A total of $5.0 million of floating rate trust preferred securities were outstanding at June 30, 2002.

      Stockholders' equity decreased by $5.1 million to $23.9 million at June 30, 2002 from $29.0 million at June 30, 2001 as a result of the repurchase of 433,281 shares of common stock held in treasury at a cost of $7.1 million and dividends paid of $484,000, offset by an increase in the net unrealized gain on securities available for sale of $232,000, net income of $1.6 million, proceeds from exercise of stock options of $36,000, a reduction in unearned RRP stock of $201,000, and a reduction in unearned ESOP shares of $365,000.

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

Comparison of the Operating Results for the Years Ended June 30, 2002 and
2001

      Net Income. Net income was $1.6 million for the year ended June 30, 2002 as compared to $1.2 million for the year ended June 30, 2001. This $442,000 increase in net income during the year was the result of an increase in net interest income of $242,000 and a decrease in non-interest expense of $599,000 offset by an increase in provision for loan losses of $30,000, a decrease in non-interest income of $59,000 and an increase in provision for income taxes of $310,000. The decrease in operating expenses during the year was largely related to a one-time non-recurring pre-tax charge of $861,000 in May 2001 pertaining to a contractural payment made to the Company's former President and Chief Executive Officer. The return on average assets for the year ended June 30, 2002 was .53% compared to .44% for the year ended June 30, 2001. The return on average equity for the year ended June 30, 2002 was 6.27% compared to 4.04% for the year ended June 30, 2001.

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

      Interest Expense. Total interest expense increased by $204,000 or 2.0% to $10.2 million for the year ended June 30, 2002 from $10.0 million for the year ended June 30, 2001. The increase in interest expense resulted from an increase in the overall deposit balances as well as an increase in FHLB borrowings. Average interest-bearing deposits increased by $36.3 million or 20.5% to $213.2 million for the year ended June 30, 2002 from $177.0 million for the year ended June 30, 2001. Average borrowings increased by $5.5 million to $49.9 million for the year ended June 30, 2002 from $44.4 million for the year ended June 30, 2001. Average subordinated debt increased by $1.2 million for the year ended June 30, 2002 from $0 for the year ended June 30, 2001. The average rate on interest-bearing deposits decreased 64 basis points to 3.43% for the year ended June 30, 2002 from 4.07% for the year ended June 30, 2001, the average rate on borrowed funds decreased 65 basis points to 5.59% from 6.24% for the year ended June 30, 2001 and the average rate on subordinated debt was 5.25% for the year ended June 30, 2002.

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

      Non-interest Income. Non-interest income was $1.1 million for the year ended June 30, 2002 compared to $1.2 million for the year ended June 30, 2001. The $59,000 decrease was the result of an increase in customer service fees of $81,000, offset by a decrease in the gain on the sale of securities of $129,000 and a decrease in miscellaneous income of $11,000. The decrease in miscellaneous income includes an increase in the gain on loans sold of $103,000, an increase in rental income of $27,000, offset by a decrease in gains from covered call options of $77,000 and a decrease of miscellaneous income of $58,000.

      Non-interest Expense. Non-interest expense decreased by $599,000 or 7.1% to $7.9 million for the year ended June 30, 2002 from $8.5 million for the year ended June 30, 2001. Salaries and employee benefits decreased by $757,000, of which $861,000 is attributable to a one-time, non-recurring pre-tax charge related to a contractual payment made to the Company's former President and Chief Executive Officer. Other general and administrative expenses increased by $74,000 and occupancy and equipment expense increased by $94,000 attributable to operating expenses associated with the Bedford branch location which opened in June 2002.

      Provision for Income Taxes. The provision for income taxes was $1.0 million for the year ended June 30, 2002 as compared to $721,000 million for the year ended June 30, 2001. The effective tax rate for the year ended June 30, 2002 was 38.8% as compared to 37.8% for the year ended June 30, 2001.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 2003 was 50.4%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company or the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds from the FHLB. At June 30, 2003, the Bank had borrowings of $41.2 million from the FHLB.

      At June 30, 2003, the Bank had $18.6 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $102.6 million at June 30, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      On February 15, 2003, Mystic Financial Capital Trust II ("Trust II"), a Delaware business trust formed by the Company, completed the sale of $7.0 million floating rate trust preferred securities in a private placement as part of a pooled trust preferred securities transaction. Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest
Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust II and are eliminated, along with the related interest income, in the consolidated financial statements of the Company. The trust preferred securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.25%. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly interest payment periods, but not beyond February 15, 2033. The Company has fully and unconditionally guaranteed all of the obligations of the Trust II, including the quarterly distributions and payments on liquidation or redemption of the Capital Securities. The Capital Securities are mandatorily redeemable upon the maturing of the Subordinated Debentures on February 15, 2033 or upon earlier redemption as provided in the Indenture Agreement. The Company has the right to redeem the Subordinated Debentures, in whole or in part, on any February 15th, May 15th, August 15th or November 15th on or after February 15, 2008 at the liquidation amount, plus any accrued but unpaid interest to the redemption date.

      At June 30, 2003, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and the Bank's regulatory capital at June 30, 2003 see "Notes to Consolidated Financial Statements."

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. This Statement did not have any effect on the Company's consolidated financial statements.

      On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement is not expected to have material effect on the Company's consolidated financial statements.

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

      ALCO is composed of members of management and the Board of Directors to monitor the difference between the Company's maturing and repricing assets and liabilities and to develop and implement strategies to manage the possible change in the Company's net interest margin resulting from changes in interest rates. The primary responsibilities of ALCO are to assess the Company's asset/liability mix, recommend strategies to the board that will enhance income while managing the Company's vulnerability to changes in interest rates and report to the board the results of the strategies used.

      Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby affecting net interest income ("NII"), the primary component of the Company's earnings. During the year ended June 30, 2003, the Company continued working with a consulting group to perform its interest rate risk simulation analysis. ALCO utilizes the results of a simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling one-year horizon, it also utilizes additional tools to monitor potential longer-term risk.

      The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to board and ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. The Company uses various other assumptions in its sensitivity analysis. For securities, in the event of a call provision, if the interest rate is lower than the contractual rate, reinvestment is assumed at the lower rate. For residential mortgage loans, the Company uses the PSA method to generate different prepayment assumptions. Commercial loans and commercial real estate loans do not include any amortization or prepayment amounts. For money market accounts, NOW accounts, and regular savings deposits, not all deposits within these categories are assumed to increase by the full extent of the interest rate shift based upon management's judgment as to deposit elasticity. The following reflects the Company's NII sensitivity analysis as of June 30, 2003 (most recent).


                           Estimated NII Sensitivity
                           -------------------------
         Rate Change       Year One        Year Two
         -----------       --------        --------

      +200 basis points     (0.92%)          2.73%
      -100 basis points     (0.05%)         (3.23%)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Mystic Financial, Inc. and Subsidiaries are included in pages F-1 through F-40 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

      Management, including the President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Mystic Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that Mystic Financial files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in Mystic Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Mystic Financial's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Mystic Financial's internal control over financial reporting.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 6 through 15, and page 27 of the Company's Proxy Statement for the 2003 Annual Meeting of
Stockholders (the "Proxy Statement") is incorporated herein by reference:
"Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

      The following information included on pages 16 through 27 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Directors' Compensation," "-Executive Compensation," "-Employment Agreements," and "-Benefits."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 3 through 5 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Stockholders of the Company" and "-Security Ownership of Management."

      The following table sets forth the aggregate information of the Company's equity compensation plans as in effect as of June 30, 2003.

                    Equity Compensation Plan Information


                                                                         Number of securities
                                                                       remaining available for
                       Number of securities                             future issuance under
                           to be issued          Weighted-average        equity compensation
                         upon exercise of       exercise price of          plans (excluding
                       outstanding options,    outstanding options,    securities reflected in
Plan category          warrants and rights     warrants and rights           column (a))
-------------          --------------------    --------------------    -----------------------
                               (a)                    (b)                        (c)

Equity compensation
 plans approved by
 security holders             178,873                 $12.31                   66,584

Equity compensation
 plans not approved
 by security holders                -                      -                        -
                              -------                 ------                   ------

      Total                   178,873                 $12.31                   66,584
                              =======                 ======                   ======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 27 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Transactions with Certain Related Persons."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information regarding principal accountant fees and services is presented under the heading "Audit Committee Report" in Mystic Financial's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on October 22, 2003, which has been filed with the SEC and is incorporated herein by reference.


                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Listed below are all financial statements and exhibits filed as part of this report:

          (1) The consolidated balance sheets of Mystic Financial, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2003, together with the related notes and the independent auditors' report of Wolf & Company, P.C. independent certified public accountants.
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

    3.1         Certificate of Incorporation of Mystic Financial, Inc.*

    3.2         Bylaws of Mystic Financial, Inc.*

    4.3         Specimen of Stock Certificate of Mystic Financial, Inc.*

   10.1         Employee Stock Ownership Plan and Trust Agreement of Mystic
                Financial, Inc.*

   10.2         Employment Agreement between Mystic Financial, Inc. and
                Ralph W. Dunham. ****

   10.3         Employment Agreement between Mystic Financial, Inc. and
                John M. O'Donnell. ****

   10.4         Employment Agreement between Mystic Financial, Inc. and
                Anthony J. Patti. *****

   10.5         Employment Agreement between Medford Co-operative Bank and
                Thomas G. Burke. *

   10.6         Employment Agreement between Medford Co-operative Bank and
                Robert Kaminer. **

   10.7         Severance Pay Plan of Medford Co-operative Bank. **

   10.8         Mystic Financial, Inc. Retirement Plan for Non-employee
                Directors. ***

   10.9         Guarantee Agreement dated April 10, 2002 by Mystic
                Financial, Inc. and Wilmington Trust Company. *****

   10.10        Indenture Agreement dated April 10, 2002 by Mystic
                Financial, Inc. and Wilmington Trust Company. *****

   10.11        Amendment to the Employee Stock Ownership Plan and Trust
                Agreement of Mystic Financial, Inc. *****

   10.12        Guarantee Agreement dated February 14, 2003 by Mystic
                Financial, Inc. and Wilmington Trust Company.

   10.13        Indenture Agreement dated February 14, 2003 by Mystic
                Financial, Inc. and Wilmington Trust Company.

   21.1         Subsidiaries of the Registrant. *

   23.1         Consent of Wolf & Company, P.C.

   31.1 Certifications of the CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certifications of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1 Proxy Statement for the 2003 Annual Meeting of Stockholders of Mystic Financial, Inc. (previously filed with the Securities and Exchange Commission on September 17, 2003).




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

**** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on February 14, 2002.

***** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange
      Commission on May 14, 2002.

          (b)   Reports on Form 8-K.

                The Company filed a current report on Form 8-K with the SEC on April 24, 2003 reporting its earnings for the periods ended March 31, 2003.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on September 10, 2003.

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

Name    Title    Date

/s/ Ralph W. Dunham            Director, President and     September 24, 2003
----------------------------   Chief Executive Officer,
Ralph W. Dunham                (Principal executive
                               officer)

/s/ Anthony J. Patti           Senior Vice-President,      September 24, 2003
----------------------------   Chief Financial Officer
Anthony J. Patti               and Treasurer (Principal
                               financial officer)

/s/ Julie Bernardin            Director                    September 24, 2003
----------------------------
Julie Bernardin

/s/ Frederick N. Dello Russo   Director                    September 24, 2003
----------------------------
Frederick N. Dello Russo

/s/ John A. Hackett            Director                    September 24, 2003
----------------------------
John A. Hackett

/s/ Richard M. Kazanjian       Director                    September 24, 2003
----------------------------
Richard M. Kazanjian

/s/ John W. Maloney            Director                    September 24, 2003
----------------------------
John W. Maloney

/s/ John J. McGlynn            Director, Chairman of       September 24, 2003
----------------------------   the Board
John J. McGlynn

/s/ Lorraine P. Silva          Director                    September 24, 2003
----------------------------
Lorraine P. Silva

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of June 30, 2003 and 2002                F-3

Consolidated Statements of Income for each of the years
 in the three-year period ended June 30, 2003                           F-4

Consolidated Statements of Changes in Stockholders' Equity
 for each of the years in the three-year period ended June 30, 2003     F-5

Consolidated Statements of Cash Flows for each of the years
 in the three-year period ended June 30, 2003                           F-6

Notes to Consolidated Financial Statements                              F-8

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mystic Financial, Inc.


We have audited the consolidated balance sheets of Mystic Financial, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mystic Financial, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
July 16, 2003

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                            June 30,
                                                     ----------------------
                                                        2003         2002
                                                        ----         ----
                                                     (Dollars In Thousands)

Cash and due from banks                              $ 11,548     $ 18,155
Federal funds sold                                      6,734       10,653
Short-term investments                                  1,518        5,804
                                                     --------     --------
      Total cash and cash equivalents                  19,800       34,612

Securities available for sale, at fair value          117,871       65,900
Federal Home Loan Bank stock, at cost                   2,932        2,932
Mortgage loans held for sale                                -        1,231
Loans, net of allowance for loan losses of $2,347
 and $2,063, respectively                             279,949      243,743
Banking premises and equipment, net                     3,049        2,885
Real estate held for investment, net                    1,541        1,586
Accrued interest receivable                             1,780        1,784
Due from Co-operative Central Bank                        929          929
Other assets                                            1,465        1,131
                                                     --------     --------
                                                     $429,316     $356,733
                                                     ========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                             $343,564     $267,438
Federal Home Loan Bank borrowings                      41,200       58,135
Subordinated debt                                      12,000        5,000
Mortgagors' escrow accounts                               925          792
Accrued interest payable                                  568          611
Due to broker                                           3,891            -
Accrued expenses and other liabilities                    924          834
                                                     --------     --------
      Total liabilities                               403,072      332,810
                                                     --------     --------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                           -            -
  Common stock, $.01 par value, 5,000,000
   shares authorized; 2,723,025 and 2,719,125
   shares issued, respectively                             27           27
  Additional paid-in capital                           25,819       25,699
  Retained earnings                                    18,338       17,099
  Treasury stock, at cost - 1,253,682 shares and
   1,253,322 shares, respectively                     (17,131)     (17,124)
  Accumulated other comprehensive income                  767          350
  Unearned ESOP shares                                 (1,293)      (1,622)
  Unearned RRP shares                                    (283)        (506)
                                                     --------     --------
      Total stockholders' equity                       26,244       23,923
                                                     --------     --------
                                                     $429,316     $356,733
                                                     ========     ========

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME


                                                                             Years Ended June 30,
                                                                ---------------------------------------------
                                                                     2003            2002            2001
                                                                     ----            ----            ----
                                                                (Dollars In Thousands, Except Per Share Data)

Interest and dividend income:
  Interest and fees on loans                                      $   17,542      $   16,972      $   16,597
  Interest and dividends on securities                                 3,467           2,405           1,785
  Other interest                                                         379             491           1,040
                                                                  ----------      ----------      ----------
      Total interest and dividend income                              21,388          19,868          19,422
                                                                  ----------      ----------      ----------

Interest expense:
  Deposits                                                             7,123           7,313           7,196
  Federal Home Loan Bank borrowings                                    2,820           2,789           2,771
  Subordinated debt                                                      399              69               -
                                                                  ----------      ----------      ----------
      Total interest expense                                          10,342          10,171           9,967
                                                                  ----------      ----------      ----------
Net interest income                                                   11,046           9,697           9,455
Provision for loan losses                                                300             305             275
                                                                  ----------      ----------      ----------
Net interest income, after provision for loan losses                  10,746           9,392           9,180
                                                                  ----------      ----------      ----------

Other income:
  Customer service fees                                                  992             890             809
  Gain on sales of securities available for sale, net                     95              45             174
  Gain on sales of loans                                               1,021             111               8
  Miscellaneous                                                           57              91             205
                                                                  ----------      ----------      ----------
      Total other income                                               2,165           1,137           1,196
                                                                  ----------      ----------      ----------

Operating expenses:
  Salaries and employee benefits                                       5,714           4,680           5,437
  Occupancy and equipment expenses                                     1,291           1,001             907
  Data processing expenses                                               358             335             345
  Penalty on prepayment of Federal Home Loan Bank borrowings             468               -               -
  Other general and administrative expenses                            2,250           1,855           1,781
                                                                  ----------      ----------      ----------
      Total operating expenses                                        10,081           7,871           8,470
                                                                  ----------      ----------      ----------
Income before income taxes                                             2,830           2,658           1,906
Provision for income taxes                                             1,114           1,031             721
                                                                  ----------      ----------      ----------
Net income                                                        $    1,716      $    1,627      $    1,185
                                                                  ==========      ==========      ==========

Earnings per share - basic                                        $     1.29      $     1.11      $     0.68
                                                                  ==========      ==========      ==========

Weighted average shares outstanding - basic                        1,332,769       1,462,309       1,731,874
                                                                  ==========      ==========      ==========

Earnings per share - diluted                                      $     1.23      $     1.08      $     0.67
                                                                  ==========      ==========      ==========

Weighted average shares outstanding - diluted                      1,390,807       1,504,249       1,767,902
                                                                  ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended June 30, 2003, 2002 and 2001


                                                                                 Accumulated
                                            Additional                              Other       Unearned   Unearned       Total
                                   Common    Paid-In     Retained   Treasury    Comprehensive     ESOP        RRP     Stockholders'
                                   Stock     Capital     Earnings    Stock      Income (Loss)    Shares     Shares       Equity
                                   ------   ----------   --------   --------    -------------   --------   --------   -------------
                                                                        (Dollars In Thousands)

Balance at June 30, 2000            $27      $25,601     $15,295    $ (8,424)      $ (55)       $(2,324)    $(931)      $29,189
                                                                                                                        -------
Comprehensive income:
  Net income                          -            -       1,185           -           -              -         -         1,185
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                    -            -           -           -         173              -         -           173
                                                                                                                        -------
      Total comprehensive income                                                                                          1,358
                                                                                                                        -------
Cash dividends paid ($0.31
 per share)                           -            -        (524)          -           -              -         -          (524)
Purchase of treasury stock
 (117,614 shares)                     -            -           -      (1,631)          -              -         -        (1,631)
Stock options exercised
 (5,000 shares)                       -           60           -           -           -              -         -            60
Decrease in unearned
 ESOP shares                          -          (18)          -           -           -            357         -           339
Decrease in unearned
 RRP shares                           -            -           -           -           -              -       224           224
                                    ---      -------     -------    --------       -----        -------     -----       -------
Balance at June 30, 2001             27       25,643      15,956     (10,055)        118         (1,967)     (707)       29,015
                                                                                                                        -------
Comprehensive income:
  Net income                          -            -       1,627           -           -              -         -         1,627
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                    -            -           -           -         232              -         -           232
                                                                                                                        -------
      Total comprehensive income                                                                                          1,859
                                                                                                                        -------
Cash dividends paid
 ($0.33 per share)                    -            -        (484)          -           -              -         -          (484)
Purchase of treasury stock
 (433,281 shares)                     -            -           -      (7,069)          -              -         -        (7,069)
Stock options exercised
 (3,000 shares)                       -           36           -           -           -              -         -            36
Decrease in unearned
 ESOP shares                          -           20           -           -           -            345         -           365
Decrease in unearned
 RRP shares                           -            -           -           -           -              -       201           201
                                    ---      -------     -------    --------       -----        -------     -----       -------
Balance at June 30, 2002             27       25,699      17,099     (17,124)        350         (1,622)     (506)       23,923
                                                                                                                        -------
Comprehensive income:
  Net income                          -            -       1,716           -           -              -         -         1,716
  Change in net unrealized
   gains/losses on securities
   available for sale, net of
   reclassification adjustment
   and tax effects                    -            -           -           -         417              -         -           417
                                                                                                                        -------
      Total comprehensive income                                                                                          2,133
                                                                                                                        -------
Cash dividends paid
 ($0.36 per share)                    -            -        (477)          -           -              -         -          (477)
Purchase of treasury stock
 (360 shares)                         -            -           -          (7)          -              -         -            (7)
Stock options exercised
 (3,900 shares)                       -           49           -           -           -              -         -            49
Decrease in unearned
 ESOP shares                          -           71           -           -           -            329         -           400
Decrease in unearned
 RRP shares                           -            -           -           -           -              -       223           223
                                    ---      -------     -------    --------       -----        -------     -----       -------
Balance at June 30, 2003            $27      $25,819     $18,338    $(17,131)      $ 767        $(1,293)    $(283)      $26,244
                                    ===      =======     =======    ========       =====        =======     =====       =======

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Years Ended June 30,
                                                           -----------------------------------
                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (In Thousands)

Cash flows from operating activities:
  Net income                                               $   1,716     $  1,627     $  1,185
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                    300          305          275
    Net amortization (accretion) of securities                   320          164          (51)
    Amortization of unearned ESOP shares                         400          365          339
    Amortization of unearned RRP stock                           223          201          224
    Gain on sales of securities available for sale, net          (95)         (45)        (174)
    Depreciation and amortization expense                        542          386          418
    Deferred income tax provision (benefit)                       17         (247)         (75)
    Net change in:
      Loans held for sale                                      1,231         (957)         269
      Accrued interest receivable                                  4         (374)         (86)
      Other assets                                              (602)          71           58
      Accrued interest payable                                   (43)          53           77
      Accrued expenses and other liabilities                      90          129           44
                                                           ---------     --------     --------
        Net cash provided by operating activities              4,103        1,678        2,503
                                                           ---------     --------     --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales                                                     30,848        1,967       20,388
    Maturities, prepayments and calls                         31,365       11,637       14,769
    Purchases                                               (109,850)     (50,395)     (31,048)
  Purchase of Federal Home Loan Bank stock                         -         (400)         (94)
  Loans originated, net of payments received                 (36,506)     (29,013)     (26,110)
  Purchases of banking premises and equipment                   (661)        (715)         (45)
  Additions to real estate held for investment                     -            -          (37)
                                                           ---------     --------     --------
      Net cash used by investing activities                  (84,804)     (66,919)     (22,177)
                                                           ---------     --------     --------

                                 (continued)

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)


                                                                   Years Ended June 30,
                                                           -----------------------------------
                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (In Thousands)

Cash flows from financing activities:
  Net increase in deposits                                    76,126       42,688       30,615
  Proceeds from borrowings                                    18,096       22,500       17,900
  Repayment of borrowings                                    (35,031)      (8,983)     (12,032)
  Proceeds from issuance of subordinated debt                  7,000        5,000            -
  Net increase in mortgagors' escrow accounts                    133           36           84
  Purchase of treasury stock                                      (7)      (7,069)      (1,631)
  Proceeds from exercise of stock options                         49           36           60
  Cash dividends paid                                           (477)        (484)        (524)
                                                           ---------     --------     --------
      Net cash provided by financing activities               65,889       53,724       34,472
                                                           ---------     --------     --------

Net change in cash and cash equivalents                      (14,812)     (11,517)      14,798

Cash and cash equivalents at beginning of year                34,612       46,129       31,331
                                                           ---------     --------     --------

Cash and cash equivalents at end of year                   $  19,800     $ 34,612     $ 46,129
                                                           =========     ========     ========
Supplemental information:
  Interest paid                                            $  10,385     $ 10,118     $  9,890
  Income taxes paid, net                                       1,247          962          969
  Due to broker                                                3,891            -            -

See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended June 30, 2003, 2002 and 2001

l.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and business

The consolidated financial statements include the accounts of Mystic Financial, Inc. (the "Company") and its wholly-owned subsidiaries, Medford Co-operative Bank (the "Bank") and Mystic Financial Capital Trust I and II (the "Trusts"). The Bank has two wholly-owned subsidiaries, Mystic Securities Corp., which engages in the purchase and sale of securities and Mystic Investment, Inc. which is inactive. The Trusts, (Mystic Financial Capital Trust I formed in April 2002 and Mystic Financial Capital Trust II formed in February 2003) were formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. Mystic Financial, Inc. became the Bank's holding company on January 8, 1998 in connection with the Bank's conversion from mutual to stock form. Effective May 25, 2000, the Company changed its classification from a bank holding company to a financial holding company. All significant intercompany accounts have been eliminated in consolidation.

The Bank provides a variety of financial services to individuals and businesses through its six offices in Medford, Arlington, Lexington, and Bedford, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and consumer loans.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Cash equivalents

Cash equivalents include amounts due from banks, federal funds sold and short-term investments with original maturities of three months or less.

Short-term investments

Short-term investments are carried at cost, which approximates fair value, and consist of interest-bearing deposits in the Bank Investment Fund-Liquidity Fund and money market funds.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restrictions on cash and amounts due from banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2003 and 2002, these reserve balances amounted to $3,726,000 and $1,747,000, respectively.

Securities

Securities, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

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

The accrual of interest on loans is discontinued at the time the loan is over 90 days past due. Past due status is based on the contractual terms of the loan. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans (concluded)

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (concluded)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

Servicing

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock compensation plans

At June 30, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14. The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the years ending June 30, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plan.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                                                    Years Ended June 30,
                                           -------------------------------------
                                                2003         2002         2001
                                                ----         ----         ----
                                           (In Thousands, except per share data)

Net income as reported                        $1,716       $1,627       $1,185
Additional expense had the Company
 adopted SFAS No. 123                            (83)         (85)        (112)
Related tax benefit                               33           34           45
                                              ------       ------       ------

Pro-forma net income                          $1,666       $1,576       $1,118
                                              ======       ======       ======

Basic earnings per share, as reported         $ 1.29       $ 1.11       $ 0.68
Pro-forma basic earnings per share            $ 1.25       $ 1.08       $ 0.65

Diluted earnings per share, as reported       $ 1.23       $ 1.08       $ 0.67
Pro-forma diluted earnings per share          $ 1.20       $ 1.05       $ 0.63

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The components of other comprehensive income/loss and related tax effects are as follows:


                                                Years Ended June 30,
                                             -------------------------
                                              2003      2002      2001
                                              ----      ----      ----
                                                   (In Thousands)

Change in unrealized holding gains/losses
 on available-for-sale securities            $ 763     $ 453     $ 427
Reclassification adjustment for gains
 realized in income                            (95)      (45)     (174)
                                             -----     -----     -----
Change in net unrealized gains/losses          668       408       253
Tax effect                                    (251)     (176)      (80)
                                             -----     -----     -----
Net-of-tax amount                            $ 417     $ 232     $ 173
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

Recent accounting pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. This Statement did not have any effect on the Company's consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (concluded)

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement is not expected to have material effect on the Company's consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

2.    SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities with gross unrealized gains and losses is as follows:


                                                  June 30, 2003
                                -------------------------------------------------
                                                Gross         Gross
                                Amortized    Unrealized    Unrealized      Fair
                                   Cost         Gains        Losses        Value
                                ---------    ----------    ----------      -----
                                                  (In Thousands)

U.S. Government and
 federal agency obligations     $ 41,468       $  534        $   -       $ 42,002
Mortgage-backed securities        58,414          634          (32)        59,016
Other bonds and obligations       13,736          250         (166)        13,820
Marketable equity securities       3,009          238         (214)         3,033
                                --------       ------        -----       --------
      Total                     $116,627       $1,656        $(412)      $117,871
                                ========       ======        =====       ========


                                                  June 30, 2002
                                -------------------------------------------------
                                                Gross         Gross
                                Amortized    Unrealized    Unrealized      Fair
                                   Cost         Gains        Losses        Value
                                ---------    ----------    ----------      -----
                                                  (In Thousands)

U.S. Government and
 federal agency obligations     $ 25,198       $  319        $   -       $ 25,517
Mortgage-backed securities        28,759          360           (7)        29,112
Other bonds and obligations        8,668          153         (136)         8,685
Marketable equity securities       2,698          250         (362)         2,586
                                --------       ------        -----       --------
      Total                     $ 65,323       $1,082        $(505)      $ 65,900
                                ========       ======        =====       ========

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SECURITIES AVAILABLE FOR SALE (concluded)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2003 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                              Amortized      Fair
                                 Cost        Value
                              ---------      -----
                                  (In Thousands)

Within 1 year                 $  9,019     $  9,081
Over 1 year to 5 years          38,958       39,649
Over 5 years                     7,227        7,092
                              --------     --------
                                55,204       55,822

Mortgage-backed securities      58,414       59,016
                              --------     --------
      Total                   $113,618     $114,838
                              ========     ========

During the years ended June 30, 2003, 2002 and 2001, proceeds from sales of securities available for sale amounted to $30,848,000, $1,967,000 and $20,388,000, respectively. Gross realized gains for 2003, 2002 and 2001 amounted to $581,000, $457,000 and $637,000, respectively, and gross realized losses were $486,000, $412,000 and $463,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

3.    LOANS

A summary of the balances of loans follows:


                                          June 30,
                                   ---------------------
                                     2003         2002
                                       (In Thousands)

Mortgage loans on real estate:
  Fixed residential                $ 97,477     $ 81,423
  Adjustable residential             67,986       72,492
  Commercial                         69,785       58,889
  Construction                       16,557       11,015
  Home equity lines of credit         9,385        4,965
                                   --------     --------
                                    261,190      228,784
                                   --------     --------

Other loans:
  Commercial                         10,332        8,051
  Commercial lines of credit          9,918        8,164
  Personal                              767        1,004
                                   --------     --------
                                     21,017       17,219
                                   --------     --------
      Total loans                   282,207      246,003
  Net deferred loan costs(fees)          89         (197)
  Allowance for loan losses          (2,347)      (2,063)
                                   --------     --------
      Loans, net                   $279,949     $243,743
                                   ========     ========

An analysis of the allowance for loan losses follows:


                                    Years Ended June 30,
                                ----------------------------
                                 2003       2002       2001
                                 ----       ----       ----
                                       (In Thousands)

Balance at beginning of year    $2,063     $1,784     $1,531
Provision for loan losses          300        305        275
Recoveries                          24          4          5
Charge-offs                        (40)       (30)       (27)
                                ------     ------     ------

Balance at end of year          $2,347     $2,063     $1,784
                                ======     ======     ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

LOANS (concluded)

At June 30, 2003 and 2002, the recorded investment in impaired loans amounted to $209,000 and $103,000, respectively, none of which related to loans with a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans. The average investment in impaired loans for the years ended June 30, 2003, 2002, and 2001 amounted to $365,000, $28,000 and $19,000, respectively, and interest income recognized on a cash basis on impaired loans amounted to $1,000, $1,000 and $0, respectively. Non-accrual loans amounted to $223,000 and $108,000 at June 30, 2003 and 2002, respectively.

4.    SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $38,924,000 and $23,873,000 at June 30, 2003 and 2002, respectively.
All loans serviced for others were sold without recourse provisions.

The balance of capitalized servicing rights included in other assets at June 30, 2003 was $248,000, and the fair value of these rights was $259,000. The fair value of servicing rights was determined using a discount rate of 4.5% and a prepayment rate of 18.0%.

Mortgage servicing rights capitalized and amortized during the year ended June 30, 2003 amounted to $276,000 and $28,000, respectively. There was no valuation allowance on capitalized servicing rights for the year ended June 30, 2003.

5.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment is as follows:


                                                        June 30,
                                                  -------------------
                                                    2003        2002
                                                    ----        ----
                                                     (In Thousands)

Banking premises:
  Land                                            $   242     $   242
  Buildings and improvements                        2,539       2,452
  Leasehold improvements                              568         564
Equipment                                           3,227       2,687
                                                  -------     -------
                                                    6,576       5,945
Less accumulated depreciation and amortization     (3,527)     (3,060)
                                                  -------     -------
                                                  $ 3,049     $ 2,885
                                                  =======     =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

BANKING PREMISES AND EQUIPMENT (concluded)

Depreciation and amortization expense for the years ended June 30, 2003, 2002 and 2001 amounted to $467,000, $323,000 and $357,000, respectively.

6.    REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment represents property adjacent to the Bank's main office which is primarily leased as commercial retail and office space. The Bank occupies a portion of the building for its own activities. A summary of the cost and accumulated depreciation is as follows:


                                      June 30,
                                 -----------------
                                  2003       2002
                                  ----       ----
                                   (In Thousands)

Land                             $   34     $   34
Building                          2,297      2,266
                                 ------     ------
                                  2,331      2,300
Less accumulated depreciation      (790)      (714)
                                 ------     ------
                                 $1,541     $1,586
                                 ======     ======

Depreciation expense for the years ended June 30, 2003, 2002 and 2001 amounted to $75,000, $63,000 and $61,000, respectively.

The following is a schedule of minimum future rental income on noncancelable leases:


        Year Ending
          June 30,         Amount
        -----------        ------
                       (In Thousands)

        2004                $ 92
        2005                  38
        2006                  11
                            ----
                            $141
                            ====

The provisions of the lease agreements provide that the tenants are responsible for utilities and certain repairs. Certain of the leases also contain provisions that the tenants are responsible for a percentage of real estate taxes and certain other costs.

Rental income for the years ended June 30, 2003, 2002 and 2001 amounted to $124,000, $136,000 and $124,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

7.    DEPOSITS

A summary of deposit balances by type is as follows:


                                               June 30,
                                         --------------------
                                           2003        2002
                                           ----        ----
                                            (In Thousands)

NOW accounts                             $ 26,342    $ 26,971
IOLTA accounts                             28,659      22,397
Demand deposits                            25,871      19,856
Regular and other deposits                 69,015      52,762
Money market deposits                      51,719      21,466
                                         --------    --------
      Total non-certificate accounts      201,606     143,452
                                         --------    --------

Term certificates less than $100,000       85,306      72,875
Term certificates of $100,000 or more      56,652      51,111
                                         --------    --------
      Total certificate accounts          141,958     123,986
                                         --------    --------

      Total deposits                     $343,564    $267,438
                                         ========    ========

A summary of certificate accounts, by maturity, is as follows:


                               June 30, 2003           June 30, 2002
                           --------------------    --------------------
                                       Weighted                Weighted
                                       Average                 Average
                            Amount       Rate       Amount       Rate
                            ------     --------     ------     --------
                                      (Dollars In Thousands)

Within 1 year              $102,616      3.22%     $ 63,938      3.97%
Over 1 year to 3 years       30,982      3.58        53,669      3.98
Over 3 years to 5 years       8,360      4.22         6,379      5.79
                           --------                --------

                           $141,958      3.36%     $123,986      4.07%
                           ========                ========

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

8.    FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings consist of the following at June 30, 2003 and 2002:


                                     Amount          Weighted Average Rate
                               ------------------    ---------------------
         Maturity                2003       2002        2003      2002
---------------------------      ----       ----        ----      ----
                                 (In Thousands)

Year Ending June 30,
--------------------
2003                           $     -    $11,500          -%     3.55%
2004                            10,600     10,600       4.71      4.71
2005 (1)                         7,000     12,400       6.85      6.83
2006                               600        600       6.05      6.05
2007 (2)                         7,000      7,000       5.37      5.37
2008 (3)                         1,200      1,200       5.59      5.59
Thereafter (4)                  14,000     14,000       4.88      4.88
Amortizing advance, due on
 August 14, 2006, requiring
 monthly payments of $7,793
 including interest                800        835       6.97      6.97
                               -------    -------
                               $41,200    $58,135       5.33%     5.12%
                               =======    =======

<F1>  Includes advances aggregating $6,000,000, callable on September 2,
      2003.

<F2>  Includes advances aggregating $3,000,00, callable on July 24, 2003.

<F3>  Advance callable on August 11, 2003.

<F4>  Includes advances aggregating $2,000,000, $2,000,000, $2,000,000,
      $5,000,000 and $3,000,000, callable on July 8, 2003, July 25, 2003,
      August 11, 2003, August 12, 2003 and September 22, 2003, respectively.

During the year ended, June 30, 2003, several advances amounting to $16,600,000 were prepaid resulting in prepayment penalties of $468,000, which were included in operating expense when incurred.

The following is a summary of maturities of borrowings at June 30, 2003:


        Year Ending
          June 30,         Amount
        -----------        ------
                       (In Thousands)

        2004              $10,635
        2005                7,041
        2006                  644
        2007                7,680
        2008                1,200
        Thereafter         14,000
                          -------
                          $41,200
                          =======

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

9.    TRUST PREFERRED SECURITIES

In April 2002, Mystic Financial Capital Trust I was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2032, callable at the option of the Company on April 22, 2007, with the prior approval of the Federal Reserve Board. The floating rate as of June 30, 2003 was 4.99%. Distributions on these securities are payable semi-annually in arrears on April 22nd and October 22nd.

In February 2003, Mystic Financial Capital Trust II was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. A total of $7 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2033, callable at the option of the Company on February 15, 2008, with the prior approval of the Federal Reserve Board. The floating rate as of June 30, 2003 was 4.54%. Distributions on these securities are payable every three months in arrears on February 15th, May 15th, August 15th and November 15th.

The Trust Preferred Securities are presented in the accompanying consolidated financial statements of the Company as subordinated debt. The Company records distributions payable on the Trust Preferred Securities as interest on subordinated debt in its consolidated statements of income.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

10.   INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:


                                        Years Ended June 30,
                                     -------------------------
                                      2003      2002      2001
                                      ----      ----      ----
                                           (In Thousands)

Current tax provision:
  Federal                            $  871    $  967     $635
  State                                 226       311      161
                                     ------    ------     ----
      Total current                   1,097     1,278      796
                                     ------    ------     ----

Deferred tax provision (benefit):
  Federal                                12      (189)     (55)
  State                                   5       (58)     (20)
                                     ------    ------     ----
      Total deferred                     17      (247)     (75)
                                     ------    ------     ----

      Total provision                $1,114    $1,031     $721
                                     ======    ======     ====

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                              Years Ended June 30,
                                             ----------------------
                                             2003     2002     2001
                                             ----     ----     ----

Statutory rate                               34.0%    34.0%    34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit     5.4      6.3      4.9
  Other, net                                    -     (1.5)    (1.1)
                                             ----     ----     ----

Effective tax rates                          39.4%    38.8%    37.8%
                                             ====     ====     ====

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

INCOME TAXES (continued)

The components of the net deferred tax asset included in other assets are as follows:


                                       June 30,
                                  -----------------
                                    2003       2002
                                    ----       ----
                                    (In Thousands)

Deferred tax asset:
  Federal                         $  888     $  793
  State                              299        267
                                  ------     ------
                                   1,187      1,060
Valuation reserve on asset           (24)       (24)
                                  ------     ------
                                   1,163      1,036
                                  ------     ------

Deferred tax liability:
  Federal                           (547)      (236)
  State                             (157)       (73)
                                  ------     ------
                                    (704)      (309)
                                  ------     ------

Net deferred tax asset            $  459     $  727
                                  ======     ======

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                           June 30,
                                                        --------------
                                                        2003     2002
                                                        ----     ----
                                                        (In Thousands)

Allowance for loan losses                               $961     $845
Net unrealized gain on securities available for sale    (478)    (227)
Other                                                      -      133
                                                        ----     ----
                                                         483      751
Valuation reserve                                        (24)     (24)
                                                        ----     ----

Net deferred tax asset                                  $459     $727
                                                        ====     ====

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:


                                           Years Ended June 30,
                                          ----------------------
                                          2003     2002     2001
                                          ----     ----     ----
                                              (In Thousands)

Balance at beginning of year              $727     $656     $661
Deferred tax (provision) benefit           (17)     247       75
Deferred tax on net unrealized gain on
 securities available for sale            (251)    (176)     (80)
                                          ----     ----     ----

Balance at end of year                    $459     $727     $656
                                          ====     ====     ====

There was no change in the valuation reserve during the years ended June 30, 2003, 2002 and 2001.

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

11.   COMMITMENTS AND CONTINGENCIES

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (continued)

Loan commitments (concluded)

The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:


                                                        June 30,
                                                   ------------------
                                                     2003       2002
                                                     ----       ----
                                                     (In Thousands)

Commitments to grant mortgage loans                $ 9,209    $ 5,246
Commitments to grant commercial loans                9,370      7,570
Unadvanced funds on home equity lines of credit     11,555      5,717
Unadvanced funds on credit card loans                    -      1,510
Unadvanced funds on commercial lines of credit       9,920      9,299
Unadvanced funds on construction loans              14,016      9,976
Standby letters of credit                              927        526

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The commitments for mortgage loans and home equity lines of credit are collateralized by real estate. Commercial loans and lines of credit are secured by various assets of the borrowers. During fiscal 2003, the Bank sold its credit card portfolio at its approximate book value.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit outstanding as of June 30, 2003 have expiration dates within ten years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (concluded)

Effective April 9, 2001, the then-President retired and received the benefits due him under his employment agreement, as amended. During the year ended June 30, 2001, compensation expense under these agreements amounted to $861,000.

Director's retirement plan

Effective November 8, 2000, the Company adopted a retirement plan for non-employee Directors of the Company. Under the Plan, eligible directors will receive a lump sum benefit equal to three times their annual compensation (as defined), upon retirement from the Board of Directors, death, disability or upon a change of control (as defined). The liability for the benefits is being accrued through the Directors eligible retirement age. Total expense under this Plan amounted to $158,000, $34,000 and $17,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Severance pay plan

The Bank has established a severance pay plan which entitles eligible employees to receive a lump sum benefit equal to a maximum of 26 week's salary in the event of a change of control (as defined).

Lease commitments

Pursuant to the terms of the noncancelable lease agreements in effect at June 30, 2003, the future minimum rent commitments for leased premises are as follows:


        Year Ending
          June 30,         Amount
        -----------        ------
                       (In Thousands)

        2004               $  421
        2005                  364
        2006                  282
        2007                  282
        2008                  279
        Thereafter            457
                           ------

              Total        $2,085
                           ======

The leases contain options to extend for two to four five-year periods and contain provisions for reimbursement of real estate taxes and certain other costs. The costs of such rentals and reimbursements are not included above. Rent expense for the years ended June 30, 2003, 2002 and 2001 amounted to $385,000, $333,000 and $260,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (concluded)

Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial position or results of operations.

12.   STOCKHOLDERS' EQUITY

Stock conversion

At the time of the conversion from mutual to stock form in 1998, the Bank established a liquidation account in the amount of $11,761,000. In accordance with Massachusetts statute, the liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution in an amount equal to their current adjusted liquidation account balance, to the extent that funds are available.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY (concluded)

Minimum regulatory capital requirements (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                       Minimum
                                                                                      To Be Well
                                                                  Minimum         Capitalized Under
                                                                  Capital         Prompt Corrective
                                               Actual           Requirement       Action Provisions
                                          ----------------    ----------------    -----------------
                                           Amount    Ratio     Amount    Ratio     Amount     Ratio
                                           ------    -----     ------    -----     ------     -----
                                                            (Dollars In Thousands)

June 30, 2003:
Total Capital to Risk Weighted Assets
  Consolidated                            $36,326    14.7%    $19,775     8.0%        N/A      N/A
  Bank                                     37,730    15.4      19,583     8.0     $24,479     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                             33,968    13.7       9,888     4.0         N/A      N/A
  Bank                                     35,372    14.5       9,792     4.0      14,688      6.0
Tier I Capital to Average Assets
  Consolidated                             33,968     8.2      16,657     4.0         N/A      N/A
  Bank                                     35,372     8.5      16,589     4.0      20,737      5.0

June 30,2002:
Total Capital to Risk Weighted Assets
  Consolidated                            $30,522    14.9%    $16,114     8.0%        N/A      N/A
  Bank                                     25,790    12.9      16,006     8.0     $20,007     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                             28,461    13.9       8,057     4.0         N/A      N/A
  Bank                                     23,727    11.9       8,003     4.0      12,004      6.0
Tier I Capital to Average Assets
  Consolidated                             28,461     8.7      13,096     4.0         N/A      N/A
  Bank                                     23,727     7.4      13,908     4.0      16,135      5.0

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

13.   RELATED PARTY TRANSACTIONS

At June 30, 2003 and 2002, total loans to directors and officers of the Bank greater than $60,000 on an individual basis amounted to $4,128,000 and $3,615,000, respectively. During the years ended June 30, 2003 and 2002, total principal additions were $2,587,000 and $1,611,000, respectively, and total principal payments were $2,074,000 and $430,000, respectively.

14.   EMPLOYEE BENEFIT PLANS

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

Total pension expense for the years ended June 30, 2003, 2002 and 2001 amounted to $167,000, $127,000 and $137,000, respectively.

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

Total expense for the 401(k) plan for the years ended June 30, 2003, 2002 and 2001 amounted to $87,000, $72,000 and $69,000, respectively.

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

Shares held by the ESOP include the following:


                                                 June 30,
                                         ------------------------
                                            2003       2002
                                            ----       ----

Allocated                                   117,099        83,150
Committed to be allocated                    10,715        11,316
Unallocated                                  89,076       122,424
                                         ----------    ----------
      Total                                 216,890       216,890
                                         ==========    ==========

Fair value of unallocated ESOP shares    $1,960,000    $2,070,000
                                         ==========    ==========

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.

Total expense applicable to the ESOP amounted to $400,000, $365,000 and $339,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

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

A summary of the status of the Company's stock option plan is as follows:


                                                            Years Ended June 30,
                                      -----------------------------------------------------------------
                                              2003                   2002                   2001
                                      -------------------    -------------------    -------------------
                                                 Weighted               Weighted               Weighted
                                                 Average                Average                Average
                                                 Exercise               Exercise               Exercise
                                      Shares      Price      Shares      Price      Shares      Price
                                      ------     --------    ------     --------    ------     --------

Fixed Options:
  Outstanding at beginning of year    174,073     $12.06     184,691     $12.06    226,364      $12.06
  Granted                               8,700      17.38           -          -          -           -
  Exercised                             3,900      12.61       3,000      12.06      5,000       12.06
  Forfeited                                 -          -       7,618      12.06     36,673       12.06
                                      -------                -------               -------
Outstanding at end of year            178,873     $12.30     174,073     $12.06    184,691      $12.06
                                      =======                =======               =======

Options exercisable at year-end       142,160     $12.15     112,853     $12.06     85,546      $12.06

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

EMPLOYEE BENEFIT PLANS (concluded)

Stock option plan (concluded)

Information pertaining to options outstanding at June 30, 2003 is as follows:


                      Options Outstanding               Options Exercisable
            --------------------------------------    -----------------------
                             Weighted
                             Average      Weighted                   Weighted
                            Remaining      Average                   Average
Exercise       Number      Contractual    Exercise       Number      Exercise
 Price      Outstanding        Life         Price     Exercisable     Price
--------    -----------    -----------    --------    -----------    --------

 $12.06       170,573          5.75        $12.06       139,660       $12.06
 $17.38         8,300          9.50        $17.38         2,500       $17.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used for grants during the year ended June 30, 2003 were dividend yield of 1.96%, expected life of 6.50 years, expected volatility of 20.58%, and a risk-free interest rate of 4.03%. The fair value of options granted during the year ended June 30, 2003 was $4.01.

Recognition and retention plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. The RRP is authorized to acquire no more than 102,942 shares of Common stock in the open market. Shares generally vest at a rate of up to 20% per year with the first vesting period ending December 31, 1999. The aggregate purchase price of all shares acquired by the RRP will be reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards. During the years ended June 30, 2003, 2002, and 2001, awards were granted with respect to 3,900, 0, and 4,500 shares, respectively. Shares forfeited during the years ended June 30, 2003, 2002 and 2001 amounted to 360, 4,171 and 15,135 shares, respectively. As of June 30, 2003, 69,000 vested shares had been distributed to eligible participants. Compensation expense amounted to $230,000, $211,000 and $254,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Compensation expense is based on the fair value of the common stock on the grant date.

Benefit restoration plan

In June 1998, the Company adopted the Benefit Restoration Plan ("BRP") in order to provide the then- President with the benefits that would be due to him under the defined benefit pension plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Effective April 9, 2001, the then-President retired and received the benefits under the BRP. Total expense related to the BRP amounted to $48,000 for the year ended June 30, 2001.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

15.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. At June 30, 2003, $15,341,000 of the Company's equity in the Bank was restricted and funds available for loans and advances amounted to $4,836,000.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for loans held for sale are based on commitments on hand from investors or prevailing market prices. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using underlying collateral values when applicable.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

      Federal Home Loan Bank borrowings: Fair values for borrowings are estimated using discounted cash flow analysis based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

      Subordinated debt: The fair value of subordinated debt is estimated using discounted cash flow analysis based on current market rates for similar types of debt agreements.

      Accrued interest: The carrying amounts of accrued interest approximate fair value.

      Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and are not material.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:


                                                         June 30,
                                       --------------------------------------------
                                               2003                    2002
                                       --------------------    --------------------
                                       Carrying      Fair      Carrying      Fair
                                        Amount       Value      Amount       Value
                                       --------      -----     --------      -----
                                                      (In Thousands)

Financial assets:
  Cash and cash equivalents            $ 19,800    $ 19,800    $ 34,612    $ 34,612
  Securities available for sale         117,871     117,871      65,900      65,900
  Federal Home Loan Bank stock            2,932       2,932       2,932       2,932
  Mortgage loans held for sale                -           -       1,231       1,252
  Loans, net                            279,949     293,524     243,743     247,234
  Accrued interest receivable             1,780       1,780       1,784       1,784

Financial liabilities:
  Deposits                              343,564     346,367     267,438     269,024
  Federal Home Loan Bank borrowings      41,200      45,310      58,135      58,618
  Subordinated debt                      12,000      12,004       5,000       5,005
  Accrued interest payable                  568         568         611         611

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

17.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Mystic Financial, Inc., is as follows:


                               BALANCE SHEETS
                               --------------

                                                          June 30,
                                                    -------------------
                                                     2003        2002
                                                     ----        ----
                                                       (In Thousands)

Assets
------

Cash and due from banks                             $    60     $   213
Federal funds sold                                      146          25
Short-term investments                                1,147       4,191
                                                    -------     -------
  Total cash and cash equivalents                     1,353       4,429

Investment in common stock of Trusts                    373         155
Investment in common stock of Bank                   36,131      24,191
Other assets                                            878         461
                                                    -------     -------

      Total assets                                  $38,735     $29,236
                                                    =======     =======

Liabilities and Stockholders' Equity
------------------------------------

Subordinated debt                                   $12,373     $ 5,155
Accrued expenses                                        118         158
                                                    -------     -------
  Total liabilities                                  12,491       5,313

Stockholders' equity:
Preferred stock                                           -           -
Common Stock                                             27          27
Additional paid-in capital                           25,819      25,699
Retained earnings                                    18,338      17,099
Treasury stock, at cost                             (17,131)    (17,124)
Accumulated other comprehensive income                  767         350
Unearned ESOP shares                                 (1,293)     (1,622)
Unearned RRP shares                                    (283)       (506)
                                                    -------     -------
  Total stockholders' equity                         26,244      23,923
                                                    -------     -------

      Total liabilities and stockholders' equity    $38,735     $29,236
                                                    =======     =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                            STATEMENTS OF INCOME
                            --------------------


                                               Years Ended June 30,
                                           ----------------------------
                                            2003       2002       2001
                                            ----       ----       ----
                                                  (In Thousands)

Income:
  Interest on investments                  $   48     $   49     $  101
  Interest on ESOP loan                       149        174        201
  Miscellaneous income                          1          2          7
                                           ------     ------     ------
      Total income                            198        225        309

Operating expenses                            688        334        324
                                           ------     ------     ------

Loss before income taxes and
 equity in undistributed income of Bank      (490)      (109)       (15)
Income tax benefit                           (175)       (44)        (6)
                                           ------     ------     ------
                                             (315)       (65)        (9)
Equity in undistributed income of Bank      2,031      1,692      1,194
                                           ------     ------     ------

      Net income                           $1,716     $1,627     $1,185
                                           ======     ======     ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                          STATEMENTS OF CASH FLOWS
                          ------------------------


                                                                Years Ended June 30,
                                                          -------------------------------
                                                            2003        2002        2001
                                                            ----        ----        ----
                                                                   (In Thousands)

Cash flows from operating activities:
  Net income                                              $ 1,716     $ 1,627     $ 1,185
  Adjustments to reconcile net income to net
   cash (used) provided by operating activities:
    Equity in undistributed income of Bank                 (2,031)     (1,692)     (1,194)
    Dividend received from Bank                                 -       5,250           -
    Amortization of unearned ESOP shares                      400         365         339
    Amortization of unearned RRP shares                       223         201         224
    Other, net                                               (666)       (144)        (30)
                                                          -------     -------     -------
      Net cash (used) provided by operating activities       (358)      5,607         524

Cash flows from investing activities:                      (9,500)          -           -
                                                          -------     -------     -------
  Additional investment in Bank                            (9,500)          -           -
                                                          -------     -------     -------
      Net cash used by investing activities

Cash flows from financing activities:
  Proceeds from issuance of subordinated debt               7,217       5,155           -
  Purchase of treasury stock                                   (7)     (7,069)     (1,631)
  Proceeds from exercise of stock options                      49          36          60
  Cash dividends paid                                        (477)       (484)       (524)
                                                          -------     -------     -------
      Net cash provided (used) by financing activities      6,782      (2,362)     (2,095)
                                                          -------     -------     -------

Net change in cash and cash equivalents                    (3,076)      3,245      (1,571)

Cash and cash equivalents at beginning of year              4,429       1,184       2,755
                                                          -------     -------     -------
Cash and cash equivalents at end of year                  $ 1,353     $ 4,429     $ 1,184
                                                          =======     =======     =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18. QUARTERLY DATA (UNAUDITED)


                                                                     Years Ended June 30,
                                 -------------------------------------------------------------------------------------------
                                                     2003                                            2002
                                 -------------------------------------------     -------------------------------------------
                                 Fourth       Third      Second       First      Fourth       Third      Second       First
                                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------     -------     -------     -------     -------
                                                            (In Thousands, Except Per Share Data)

Interest and dividend income     $ 5,388     $ 5,398     $ 5,339     $ 5,263     $ 5,073     $ 4,913     $ 4,890     $ 4,992
Interest expense                  (2,434)     (2,571)     (2,690)     (2,647)     (2,521)     (2,501)     (2,525)     (2,624)
                                 -------     -------     -------     -------     -------     -------     -------     -------

Net interest income                2,954       2,827       2,649       2,616       2,552       2,412       2,365       2,368
Provision for loan losses           (100)        (75)        (50)        (75)        (50)       (100)        (80)        (75)
                                 -------     -------     -------     -------     -------     -------     -------     -------

Net interest income, after
 provision for loan losses         2,854       2,752       2,599       2,541       2,502       2,312       2,285       2,293
Other income                         672         581         452         460         302         285         296         254
Operating expenses (1) (2)        (2,911)     (2,487)     (2,439)     (2,244)     (2,181)     (1,899)     (1,930)     (1,861)
                                 -------     -------     -------     -------     -------     -------     -------     -------

Income before income taxes           615         846         612         757         623         698         651         686

Provision for income taxes          (264)       (310)       (248)       (292)       (241)       (265)       (255)       (270)
                                 -------     -------     -------     -------     -------     -------     -------     -------

Net income                       $   351     $   536     $   364     $   465     $   382     $   433     $   396     $   416
                                 =======     =======     =======     =======     =======     =======     =======     =======

Basic earnings per share         $  0.26     $  0.40     $  0.27     $  0.35     $  0.29     $  0.30     $  0.26     $  0.26
                                 =======     =======     =======     =======     =======     =======     =======     =======
Diluted earnings per share       $  0.25     $  0.38     $  0.26     $  0.34     $  0.28     $  0.29     $  0.26     $  0.25
                                 =======     =======     =======     =======     =======     =======     =======     =======

<F1>  During the fourth quarter 2002, operating expenses increased primarily to the opening of the Bedford Branch office.
<F2>  During the fourth quarter 2003, operating expenses increased primarily due to a prepayment penalty on FHLB advances of $468,000.