Form 10-Q
period 2003-09-30
MYSTIC FINANCIAL INC
filed 2003-11-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2003

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

As of November 14, 2003, 1,542,706 shares of the registrant's common stock were outstanding.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                                    INDEX


PART I    FINANCIAL INFORMATION                                           Page
          ---------------------                                           ----

Item 1    Financial Statements: (unaudited)

          Consolidated Balance Sheets - September 30, 2003
           and June 30, 2003                                                3

          Consolidated Statements of Income - Three Months Ended
           September 30, 2003 and 2002                                      4

          Consolidated Statements of Changes in Stockholders' Equity -
           Three Months Ended September 30, 2003 and 2002                   5

          Consolidated Statements of Cash Flows - Three Months
           Ended September 30, 2003 and 2002                                6

          Notes to Unaudited Consolidated Financial Statements -
           September 30, 2003                                               7

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12

Item 3    Quantitative and Qualitative Disclosures About
           Market Risk                                                     23

Item 4    Controls and Procedures                                          23


PART II   OTHER INFORMATION
          -----------------

Item 4    Submission of Matters to a Vote of Security Holders              24

Item 5    Other Information                                                24

Item 6    Exhibits and Reports on Form 8-K                                 24

SIGNATURES                                                                 26
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                                         September 30,    June 30,
                                                                              2003          2003
                                                                         -------------    --------
                                                                                (Unaudited)

Assets
  Cash and due from banks                                                  $ 10,926       $ 11,548
  Federal funds sold                                                          6,792          6,734
  Short-term investments                                                      1,657          1,518
                                                                           --------       --------

      Total cash and cash equivalents                                        19,375         19,800

  Securities available for sale, at fair value                              115,993        117,871
  Federal Home Loan Bank stock, at cost                                       2,960          2,932
  Loans, net of allowance for loan losses of
   $2,437 and $2,347, respectively                                          276,364        279,949
  Mortgage loans held for sale                                               13,361              -
  Bank premises and equipment, net                                            3,524          3,049
  Real estate held for investment, net                                        1,522          1,541
  Accrued interest receivable                                                 1,815          1,780
  Due from Co-operative Central Bank                                            929            929
  Other assets                                                                2,169          1,465
                                                                           --------       --------
                                                                           $438,012       $429,316
                                                                           ========       ========

Liabilities and Stockholders' Equity
  Deposits                                                                 $346,773       $343,564
  Federal Home Loan Bank borrowings                                          50,590         41,200
  Subordinated debt                                                          12,000         12,000
  Mortgagors' escrow accounts                                                 1,027            925
  Due to broker                                                                   -          3,891
  Accrued expenses and other liabilities                                      1,397          1,492
                                                                           --------       --------
      Total liabilities                                                     411,787        403,072
                                                                           --------       --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                                                 -              -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,723,025 and 2,719,125 issued,
   respectively                                                                  27             27
  Additional paid-in capital                                                 26,485         25,819
  Retained earnings                                                          17,019         18,338
  Treasury stock, at cost, 1,180,319 shares                                 (16,129)       (17,131)
  Accumulated other comprehensive income                                        266            767
  Unearned ESOP shares, 87,905 shares and 93,530 shares, respectively        (1,214)        (1,293)
  Unearned RRP stock, 23,127 and 27,297 shares, respectively                   (229)          (283)
                                                                           --------       --------
      Total stockholders' equity                                             26,225         26,244
                                                                           --------       --------
                                                                           $438,012       $429,316
                                                                           ========       ========

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                       Three Months Ended
                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    -------------
                                                           (Unaudited)

Interest and dividend income:
  Interest and fees on loans                        $4,313           $4,392
  Interest and dividends on securities                 961              760
  Other interest                                        24              111
                                                    ------           ------
      Total interest and dividend income             5,298            5,263
                                                    ------           ------

Interest expense:
  Deposits                                           1,541            1,810
  Federal Home Loan Bank borrowings                    573              760
  Subordinated Debt                                    143               77
                                                    ------           ------
      Total interest expense                         2,257            2,647
                                                    ------           ------
Net interest income                                  3,041            2,616
Provision for loan losses                               87               75
                                                    ------           ------
Net interest income, after provision for
 loan losses                                         2,954            2,541
                                                    ------           ------

Non-interest income:
  Customer service fees                                215              259
  Gain on sales of securities
   available for sale, net                              45                -
  Gain on sales of loans                                63              192
  Other                                                  1                9
                                                    ------           ------
      Total other income                               324              460
                                                    ------           ------
Non-interest expense:
  Salaries and employee benefits                     1,523            1,363
  Occupancy and equipment expenses                     352              293
  Data processing expenses                             103               87
  Other general and administrative expenses            609              501
                                                    ------           ------
      Total operating expenses                       2,587            2,244
                                                    ------           ------

Income before income taxes                             691              757
Provision for income taxes                             251              292
                                                    ------           ------
Net income                                          $  440           $  465
                                                    ======           ======

Earnings per share-basic                            $ 0.31           $ 0.34
                                                    ======           ======

Weighted average shares outstanding - basic          1,425            1,385
                                                    ======           ======

Earnings per share-diluted                          $ 0.29           $ 0.32
                                                    ======           ======

Weighted average shares outstanding - diluted        1,503            1,442
                                                    ======           ======

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
               Three Months Ended September 30, 2003 and 2002
                               (In Thousands)
                                 (Unaudited)


                                                                                Accumulated
                                           Additional                              Other       Unearned   Unearned       Total
                                  Common    Paid-In     Retained   Treasury    Comprehensive     ESOP       RRP      Stockholders'
                                  Stock     Capital     Earnings    Stock      Income (Loss)    Shares     Stock         Equity
                                  ------   ----------   --------   --------    -------------   --------   --------   -------------

Balance at June 30, 2003          $27      $25,819      $18,338    $(17,131)       $ 767       $(1,293)    $(283)       $26,244
                                                                                                                        -------
Comprehensive income:
  Net income                        -            -          440           -            -             -         -            440
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects                                                         (501)                                  (501)
                                                                                                                        -------
      Total comprehensive income                                                                                            (61)
Stock dividend                      -          614       (1,616)      1,002            -             -         -              -
Dividend paid ($0.10 per share)     -            -         (143)          -            -             -         -           (143)
Stock options exercised
 (420 shares)                       -            7            -           -            -             -         -              7
Decrease in unearned ESOP shares    -           45            -           -            -            79         -            124
Decrease in unearned RRP stock      -            -            -           -            -             -        54             54
                                  ---      -------      -------    --------        -----       -------     -----        -------
Balance at September 30, 2003     $27      $26,485      $17,019    $(16,129)       $ 266       $(1,214)    $(229)       $26,225
                                  ===      =======      =======    ========        =====       =======     =====        =======

Balance at June 30, 2002          $27      $25,699      $17,099    $(17,124)       $ 350       $(1,622)    $(506)       $23,923
                                                                                                                        -------
Comprehensive income:
  Net income                        -            -          465           -            -             -         -            465
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects         -            -            -           -           22             -         -             22
                                                                                                                        -------
      Total comprehensive income    -            -            -           -            -             -         -            487
Dividend paid ($0.09 per share)     -            -         (118)          -            -             -         -           (118)
Decrease in unearned ESOP shares    -           14            -                        -            84         -             98
Decrease in unearned RRP stock      -            -            -           -            -             -        50             50
                                  ---      -------      -------    --------        -----       -------     -----        -------
Balance at September 30, 2002     $27      $25,713      $17,446    $(17,124)       $ 372       $(1,538)    $(456)       $24,440
                                  ===      =======      =======    ========        =====       =======     =====        =======

See accompanying notes to unaudited consolidated financial statements

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                 Three Months Ended
                                                           September 30,    September 30,
                                                                2003             2002
                                                           -------------    -------------
                                                                     (Unaudited)

Cash flows from operating activities:
  Net income                                                 $    440         $    465
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for loan losses                                      87               75
    Net amortization (accretion) of securities                    (36)              86
    Amortization of unearned ESOP shares                          124               98
    Amortization of unearned RRP stock                             54               50
    Gain on sales of securities available for sale, net           (45)               -
    Gain on sales of loans, net                                   (63)            (192)
    Depreciation and amortization expense                         153              119
    Net change in mortgage loans held for sale                (13,361)          (1,498)
    Decrease (increase) in accrued interest receivable            (35)             137
    (Increase) decrease in other assets                          (346)              34
    Increase (decrease) in accrued expenses and other
     liabilities                                                  (95)             238
                                                             --------         --------
      Net cash (used) provided by operating activities        (13,123)            (196)
                                                             --------         --------

Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                                       7,683                -
    Maturities, prepayment and calls                           12,326            5,089
    Purchases                                                 (22,800)          (3,612)
  Purchase of Federal Home Loan Bank stock                        (28)               -
  Proceeds from sale of loans                                   3,812            3,069
  Loans originated, net of payments received                     (251)         (13,638)
  Purchases of banking premises and equipment                    (609)            (107)
                                                             --------         --------
      Net cash used by investing activities                       133           (9,199)
                                                             --------         --------

Cash flows from financing activities:
  Net increase in deposits                                      3,209           20,057
  Net increase (decrease) in borrowings                         9,390               (9)
  Net increase in mortgagors' escrow accounts                     102               70
  Dividends paid                                                 (143)            (118)
  Proceeds from exercise of stock options                           7                -
                                                             --------         --------
      Net cash provided by financing activities                12,565           20,000
                                                             --------         --------
Net change in cash and cash equivalents                          (425)          10,605
Cash and cash equivalents at beginning of period               19,800           34,612
                                                             --------         --------
Cash and cash equivalents at end of period                   $ 19,375         $ 45,217
                                                             ========         ========
Supplemental cash flow information:
  Interest paid                                              $  2,256         $  2,474
  Income taxes paid                                                55               98
  Due to broker                                                     -            3,891

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
               Three Months Ended September 30, 2003 and 2002

1)    Basis of Presentation and Consolidation
The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

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

2)    Restatements for Stock Dividend
Prior period common share and per share data have been adjusted to reflect Mystic Financial's 5% common stock dividend declared on July 9, 2003 and paid on August 15, 2003 to shareholders of record on July 31, 2003.

3)    Commitments and Contingencies
At September 30, 2003, the Bank had outstanding commitments to originate loans amounting to approximately $29.7 million, and unadvanced funds on construction loans, lines of credit and equity loans amounting to approximately $24.2 million, $9.8 million and $14.9 million, respectively. The Bank has sold loans with recourse in the amount of $782,000.

4)    Earnings Per Share
Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the Company's Employee Stock Ownership Plan (the "ESOP") and the Company's 1999 Recognition and Retention Plan (the "RRP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
               Three Months Ended September 30, 2003 and 2002

5)    Book Value Per Share
Book value per share was $18.31 as of September 30, 2003 and $16.96 as of September 30, 2002. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,432,094 and 1,441,005 shares of common stock outstanding as of September 30, 2003 and 2002, respectively, for purposes of calculating the Company's book value per share.

6)    Securities
The following table sets forth the Company's securities at the dates indicated.


                                   September 30, 2003          June 30, 2003
                                  ---------------------    ---------------------
                                  Amortized     Fair       Amortized     Fair
                                    Cost        Value        Cost        Value
                                  ---------     -----      ---------     -----
                                                  (In Thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations             $ 36,448     $ 36,593    $ 41,468     $ 42,002
  Mortgage-backed securities        58,550       58,579      58,414       59,016
  Other bonds & obligations         17,654       17,754      13,736       13,820
  Marketable equity securities       2,956        3,067       3,009        3,033
                                  --------     --------    --------     --------
      Total                       $115,608     $115,993    $116,627     $117,871
                                  ========     ========    ========     ========

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
               Three Months Ended September 30, 2003 and 2002

7)    Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                  September 30, 2003        June 30, 2003
                                  -------------------    --------------------
                                   Amount     Percent     Amount      Percent
                                   ------     -------     ------      -------
                                            (Dollars in Thousands)

Residential mortgage loans        $156,416     56.6%     $165,454      59.1%
Commercial real estate loans        72,125     26.1%       69,785      24.9%
Commercial loans                    21,100      7.7%       20,250       7.2%
Consumer loans                         646      0.2%          767       0.3%
Home equity loans                    9,426      3.4%        9,385       3.4%
Construction loans                  18,993      6.9%       16,557       5.9%
                                  --------    -----      --------     -----
      Total loans                  278,706    100.9%      282,198     100.8%

Less:
Deferred loan origination fees         (95)     0.0%          (89)      0.0%
Allowance for loan losses            2,437      0.9%        2,347       0.8%
                                  --------    -----      --------     -----
      Loans, net                  $276,364    100.0%     $279,940     100.0%
                                  ========    =====      ========     =====

8)    Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                       Three Months Ended    Three Months Ended
                                                       September 30, 2003    September 30, 2002
                                                       ------------------    ------------------
                                                                (Dollars in Thousands)

  Average loans, net                                        $281,616              $247,069
                                                            ========              ========
  Period-end net loans                                      $276,364              $254,237
                                                            ========              ========

  Allowance for loan losses at beginning of period          $  2,347              $  2,063
  Provision for loan losses                                       87                    75
  Plus recoveries                                                  5                     3
  Loans charged-off                                               (2)                   (5)
                                                            --------              --------
  Allowance for loan losses at end of period                $  2,437              $  2,136
                                                            ========              ========

  Non-performing loans                                      $  2,435              $    454
                                                            ========              ========
Ratios:
  Allowance for loan losses to period-end net loans             0.88%                 0.84%
  Net charge-offs to average loans, net                         0.00%                 0.00%

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
               Three Months Ended September 30, 2003 and 2002

9) Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                       September 30, 2003        June 30, 2003
                                      --------------------    -------------------
                                       Amount      Percent     Amount     Percent
                                       ------      -------     ------     -------
                                                (Dollars in Thousands)

Deposits:
Savings deposits                      $ 73,023      21.1%     $ 69,015     20.1%
NOW accounts                            25,179       7.3%       26,342      7.7%
IOLTA accounts                          23,749       6.8%       28,659      8.3%
Money market deposits                   55,937      16.1%       51,719     15.1%
Demand deposits                         27,087       7.8%       25,871      7.5%
Certificates of deposit                141,798      40.9%      141,958     41.3%
                                      --------     -----      --------    -----
    Total deposits                    $346,773     100.0%     $343,564    100.0%
                                      ========     =====      ========    =====

Borrowed funds:
Advances from Federal Home Loan
 Bank of Boston:
  Maturities less than one year       $ 20,000      39.5%     $ 10,600     25.7%
  Maturities greater than one year      30,590      60.5%       30,600     74.3%
                                      --------     -----      --------    -----
    Total borrowed funds              $ 50,590     100.0%     $ 41,200    100.0%
                                      ========     =====      ========    =====

10)   Stock Option Plan

On March 24, 1999, the Company's stockholders approved the 1999 Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 270,223 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options generally vest over a five year period.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
               Three Months Ended September 30, 2003 and 2002


                                         Three Months Ended
                              ----------------------------------------
                              September 30, 2003    September 30, 2002
                              ------------------    ------------------
                               (In thousands, except per share data)

Net income
  As reported                       $ 440                 $ 465
  Pro forma                         $ 426                 $ 452
Basic earnings per share
  As reported                       $0.31                 $0.34
  Pro forma                         $0.30                 $0.33
Diluted earnings per share
  As reported                       $0.29                 $0.32
  Pro forma                         $0.28                 $0.31

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

Item 2 - Management's Discussion and Analysis of Financial Condition
The following discussion compares the consolidated financial condition of the Company at September 30, 2003 to June 30, 2003, and the results of operations for the three months ended September 30, 2003, compared to the same period in 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

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

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices in Medford, Massachusetts and four other full-service offices located in Lexington, Arlington, Bedford and Malden, Massachusetts. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one-to-four family residences, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and federal agency and other securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                              Three Months Ending September 30, 2003    Three Months Ending September 30, 2002
                                              --------------------------------------    --------------------------------------
                                               Average        Interest       Yield/      Average        Interest       Yield/
                                               Balance     Income/Expense     Rate       Balance     Income/Expense     Rate
                                               -------     --------------    ------      -------     --------------    ------
                                                                           (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                               $281,765        $4,313        6.12%       $247,069        $4,392        7.11%
Securities                                      117,898           961        3.26%         66,466           760        4.57%
Other earning assets                              8,323            24        1.15%         23,292           111        1.91%
                                               --------        ------                    --------        ------
      Total interest-earning assets             407,986         5,298        5.19%        336,827         5,263        6.25%
                                                               ------                                    ------
Cash and due from banks                           9,559                                     8,396
Other assets                                      7,980                                     7,745
                                               --------                                  --------
      Total assets                             $425,525                                  $352,968
                                               ========                                  ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                     $ 71,898           136        0.75%       $ 54,036           276        2.03%
NOW and IOLTA accounts                           43,513            15        0.14%         36,627            88        0.95%
Money market deposits                            55,149           217        1.56%         23,595           145        2.44%
Certificates of deposit                         139,877         1,173        3.33%        129,848         1,301        3.98%
                                               --------        ------                    --------        ------
      Total interest-bearing deposits           310,437         1,541        1.97%        244,106         1,810        2.94%
FHLB borrowings                                  47,942           573        4.74%         58,132           760        5.19%
Subordinated debt                                12,000           143        4.66%          5,000            77        6.03%
                                               --------        ------                    --------        ------
      Total interest-bearing liabilities        370,379         2,257        2.42%        307,238         2,647        3.42%
                                                               ------                                    ------
Demand deposit accounts                          27,369                                    19,519
Other liabilities                                 2,226                                     2,007
                                               --------                                  --------
      Total liabilities                         399,974                                   328,764
Stockholders' equity                             25,551                                    24,204
                                               --------                                  --------
Total liabilities and stockholders' equity     $425,525                                  $352,968
                                               ========                                  ========
Net interest income                                            $3,041                                    $2,616
                                                               ======                                    ======
Interest rate spread                                                         2.78%                                     2.83%
Net interest margin                                                          2.98%                                     3.11%
Interest earning assets/interest-bearing
 liabilities                                                                 1.10                                      1.10

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

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


                                 Three Months Ended September 30,
                                           2003 vs 2002
                                       Increase (decrease)
                                 --------------------------------
                                              Due To
                                 --------------------------------
                                    Rate      Volume    Total
                                    ----      ------    -----
                                          (In thousands)

Interest and dividend income:
Loans, net                          $(650)    $ 571     $ (79)
Investments                          (264)      465       201
Other earning assets                  (33)      (54)      (87)
                                    -----     -----     -----
      Total                          (947)      982        35
                                    -----     -----     -----
Interest expense:
Savings deposits                     (211)       71      (140)
NOW and IOLTA accounts                (87)       14       (73)
Money market deposits                 (67)      139        72
Certificates of deposits             (224)       96      (128)
                                    -----     -----     -----
Total deposits                       (589)      320      (269)
Borrowed funds                        (61)     (126)     (187)
Subordinated debt                     (20)       86        66
                                    -----     -----     -----
      Total                          (670)      280      (390)
                                    -----     -----     -----
Change in net interest income       $(277)    $ 702     $ 425
                                    =====     =====     =====

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2003 and June 30, 2003 The Company's total assets amounted to $438.0 million at September 30, 2003 compared to $429.3 million at June 30, 2003, an increase of $8.7 million or 2.0%. This increase in total assets is primarily a result of increased loan originations and continued loan growth funded by deposit growth, short-term borrowings and proceeds from loan sales.

Cash and cash equivalents decreased to $19.4 million at September 30, 2003 from $19.8 million at June 30, 2003, a decrease of $425,000 or 2.2%. Securities available for sale decreased to $116.0 million at September 30, 2003 from $117.9 million at June 30, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

Net loans decreased by $3.6 million or 1.3% to $276.4 million or 63.1% of total assets at September 30, 2003 as compared to $279.9 million or 65.2% of total assets at June 30, 2003. During the three months ended September 30, 2003, the Company originated $25.8 million in loans, had pay-offs of $32.6 million, had normal amortization of $1.5 million, and sold $3.7 million of loans into the secondary market. At September 30, 2003, the Company also had committed to sell an additional $13.4 million of loans into the secondary market. These loans are categorized as mortgage loans held for sale on the Company's accompanying balance sheet.

Residential mortgage loans decreased by $9.0 million or 5.5% to $156.4 million at September 30, 2003 from $165.5 million at June 30, 2003. With interest rates remaining near historically low levels, many customers sought fixed rate loans. As the Company originates fixed rate residential mortgage loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate residential mortgage loans into the secondary market helps protect the Company against interest rate risk and provides the Company with fee income. The proceeds from the sale of loans are then available to lend back into the Company's market area and to purchase investment securities. At September 30, 2003, the Company had $34.4 million in its servicing portfolio. The Company expects to continue to sell fixed rate residential mortgage loans into the secondary market in order to manage interest rate risk.

Commercial real estate, construction and commercial loans, net of unadvanced funds, increased by $5.6 million or 5.3% to $112.2 million at September 30, 2003 from $106.6 million at June 30, 2003. The Company continued its emphasis on originating commercial real estate, construction and commercial loans.

The Company's deposits increased to $346.8 million at September 30, 2003 from $343.6 million at June 30, 2003, an increase of $3.2 million or 0.9%. Savings accounts increased by $4.0 million or 5.8% to $73.0 million at September 30, 2003 from $69.0 million at June 30, 2003. Money market accounts increased by $4.2 million or 8.2% to $55.9 million at September 30, 2003 from $51.7 million at June 30, 2003. Demand deposit accounts increased by $1.2 million or 4.7% to $27.1 million at September 30, 2003 from $25.9 million at June 30, 2003. NOW accounts decreased by $1.2 million or 4.4% to $25.2 million at September 30, 2003 from $26.3 million at June 30, 2003. IOLTA accounts decreased by $4.9 million or 17.1% to $23.7 million at September 30, 2003 from $28.7 million at June 30, 2003. Certificates of deposit decreased by $160,000 or 0.1% to $141.8 million at September 30,2003 from $142.0 million at June 30, 2003. Deposits are the primary source of funds for investment and lending activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions and competition.

Borrowings increased by $9.4 million to $50.6 million at September 30, 2003 from $41.2 million at June 30, 2003. The increase consisted of short-term borrowings to fund loan and investment growth.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

Comparison of the Operating Results for the Three Months Ended September 30, 2003 and 2002
Net Income. Net income was $440,000 for the three months ended September 30, 2003, compared to $465,000 for the three months ended September 30, 2002. Return on average assets was 0.41% for the three months ended September 30, 2003, compared to 0.53% for the three months ended September 30, 2002. Return on average equity was 6.88% for the three months ended September 30, 2003, compared to 7.68% for the three months ended September 30, 2002.

The decrease in income before income taxes for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was attributable to an increase in total interest and dividend income of $35,000 and a decrease in total interest expense of $390,000, offset by a decrease in non-interest income of $136,000 and an increase in non-interest expense of $343,000.

Interest and Dividend Income. Total interest and dividend income increased by $35,000 or .7% to $5.3 million for the three months ended September 30, 2003 from $5.3 million for the three months ended September 30, 2002. The increase in interest income was a result of a higher level of loans and securities resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates. The average balance of net loans for the three months ended September 30, 2003 was $281.8 million compared to $247.0 million for the three months ended September 30, 2002. The average yield on net loans was 6.12% for the three months ended September 30, 2003 compared to 7.11% for the three months ended September 30, 2002.

The average balance of securities for the three months ended September 30, 2003 was $117.9 million compared to $66.5 million for the three months ended September 30, 2002. The average yield on securities was 3.26% for the three months ended September 30, 2003 compared to 4.57% for the three months ended September 30, 2002. The average balance of other earning assets for the three months ended September 30, 2003 was $8.3 million compared to $23.3 million for the three months ended September 30, 2002. The average yield on other earning assets was 1.15% for the three months ended September 30, 2003 compared to 1.91% for the three months ended September 30, 2002. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with several decreases in short-term interest rates made by the Federal Reserve Bank.

Interest Expense. Total interest expense decreased by $390,000 or 14.7% to $2.3 million for the three months ended September 30, 2003 from $2.6 million for the three months ended September 30, 2002. Average interest-bearing deposits increased by $66.3 million or 27.2% to $310.4 million for the three months ended September 30, 2003. Average borrowings decreased by $10.2 million to $47.9 million for the three months ended September 30, 2003 from $58.1 million for the three months ended September 30, 2002. The average rate on interest-bearing deposits decreased 97 basis

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

points to 1.97% for the three months ended September 30, 2003 from 2.94% for the three months ended September 30, 2002, while the average rate on borrowed funds decreased 45 basis points to 4.74% from 5.19% during the same period. The decline in interest expense resulted from continued growth in lower-rate core deposits while higher rate term deposits declined, and from lower interest rates in the economy, in general. Interest expense on subordinated debt for the three months ended September 30, 2003 was $143,000 as compared to $77,000 for the three months ended September 30, 2002. Average subordinated debt for the three months ended September 30, 2003 was $12 million with an average rate of 4.70% as compared to $5 million with an average rate of 6.03% for the three months ended September 30, 2002.

Net Interest Income. Net interest income for the three months ended September 30, 2003 was $3.0 million as compared to $2.6 million for the three months ended September 30, 2002. The $425,000 increase can be attributed to a combination of the $35,000 increase in interest and dividend income, and a $390,000 decrease in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 106 basis points to 5.19% for the three months ended September 30, 2003 from 6.25% for the three months ended September 30, 2002, while the average cost on interest-bearing liabilities decreased by 100 basis points to 2.42% for the three months ended September 30, 2003 from 3.42% for the three months ended September 30, 2002. As a result, the interest rate spread decreased to 2.78% for the three months ended September 30, 2003 from 2.83% for the three months ended September 30, 2002. The decline in the yield on interest earning assets and the cost of funds was primarily due to lower interest rates in the economy.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2003 was $87,000, compared to $75,000 for the three months ended September 30, 2002. At September 30, 2003, the balance of the allowance for loan losses was $2.4 million or .88% of net loans. At September 30, 2002, the balance of the allowance for loan losses was $2.3 million or .84% of net loans. Provisions result from management's continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the economy and the real estate market.

Non-performing loans at September 30, 2003 totaled $2.4 million as compared to $454,000 at September 30, 2002. The increase is primarily due to a $1.5 million residential mortgage loan that became 90 days delinquent at September 30, 2003. Management believes that the value of the property exceeds that of the loan balance.

Non-interest Income. Non-interest income decreased by $136,000 or 29.6% to $324,000 for the three months ended September 30, 2003 as compared to $460,000 for the three months ended September 30, 2002. The decrease in non-interest income reflects a decrease in net gains on sale of loans and other income, partially offset by an increase in gains on the sale of securities. Gain on sales of loans decreased by $129,000 to $63,000 for the three months ended September 30, 2003 from $192,000 for the three months ended September 30, 2002. The Company sold only $3.7

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

million loans during the quarter ended September 30, 2003 compared to $6.1 million for the comparable period in 2002. However, at September 30, 2003, the Company had committed to sell an additional $13.4 million in loans and will recognize gain on the sale of such loans in the quarter ending December 31, 2003.

Fee income decreased by $44,000 to $215,000 for the three months ended September 30, 2003 compared to $259,000 for the three months ended September 30, 2002. This decrease reflects a $35,000 increase in the amortization of mortgage servicing rights. If the Company continues to sell loans into the secondary market, as it currently intends to do, the Company's servicing portfolio will continue to grow and additional amortization expense will result. For the three months ended September 30, 2003, gain on sale of securities available for sale totaled $45,000 as compared to $0 for the three months ended September 30, 2002.

Non-interest Expense. Non-interest expense increased by $343,000 or 15.3% to $2.6 million for the three months ended September 30, 2003 as compared to $2.2 million for the three months ended September 30, 2002. This increase was caused predominantly by higher personnel costs, as well as, occupancy costs, data processing costs and marketing costs associated with the asset growth of the Bank and the branch office that opened in Malden, MA in September 2003.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at September 30, 2003 was 40.6%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At September 30, 2003, the Company had outstanding borrowings of $50.6 million and an available line of credit of $3.5 million from the FHLB.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months Ended September 30, 2003 and 2002

At September 30, 2003, the Company had $29.7 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $100.9 million at September 30, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2003, the Company and the Bank exceeded all of their regulatory capital requirements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                             September 30, 2003

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Item 4.  Controls and Procedures
(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report, (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

(c) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over the financial reporting.

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                             September 30, 2003

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders (the "Meeting") on October 22, 2003. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

1.    For the election of each of the nominees for director:

                   Nominee:           For          Withheld
                   --------           ---          --------
                   Ralph W. Dunham    1,200,216    4,112
                   John J. McGlynn    1,196,243    8,085

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

2. For the ratification of the appointment of Wolf & Company, P.C. to act as independent auditors for the Company for the fiscal year ending June 30, 2004.

                   For:         1,193,214
                   Against          6,054
                   Abstained        5,059

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)   Exhibits
      31.1 Rule 13a-14(a) Certification of President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Rule 13a-14(a) Certification of Senior Vice President and Treasurer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification of Senior Vice President and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                             September 30, 2003

(b)   Reports on Form 8-K
The Company filed a Current Report on Form 8-K with the SEC, dated July 9, 2003, (a) reporting the Company's earnings for the quarter and year ended June 30, 2003 under Item 12 and (b) reporting under Item 5 the declaration of a 5% stock dividend with respect to shares of the Company's common stock to shareholders of record as of July 31, 2003.

The Company furnished a Current Report on Form 8-K, dated September 3, 2003, reporting under Item 12 that the Company had adjusted its quarterly net income for the quarters ended September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 to reflect the capitalization of the value of mortgage servicing rights.

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                                 Signatures
                             September 30, 2003

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MYSTIC FINANCIAL, INC.
                                       (Registrant)

Date:  November 14, 2003               By: /s/ Ralph W. Dunham
       -----------------                   -------------------------------
                                           Ralph W. Dunham
                                           President and Chief Executive
                                           Officer

Date:  November 14, 2003               By: /s/ Anthony J. Patti
       -----------------                   -------------------------------
                                           Anthony J. Patti
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer