Form 10-Q
period 2003-12-31
MYSTIC FINANCIAL INC
filed 2004-02-13
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 2003

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

                            YES    [X]    NO    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

                            YES    [ ]    NO    [X]


As of February 13, 2004, 1,558,846 shares of the registrant's common stock were outstanding.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                                    INDEX

PART I     FINANCIAL INFORMATION                                    Page
           ---------------------                                    ----

Item 1     Financial Statements: (unaudited)

           Consolidated Balance Sheets - December 31, 2003
            and June 30, 2003                                         3

           Consolidated Statements of Income - Three and Six
            Months Ended December 31, 2003 and 2002                   4

           Consolidated Statements of Changes in Stockholders'
            Equity - Six Months Ended December 31, 2003 and 2002      5

           Consolidated Statements of Cash Flows - Six Months
            Ended December 31, 2003 and 2002                          6

           Notes to Unaudited Consolidated Financial Statements -
            December 31, 2003                                         7

Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      12

Item 3     Quantitative and Qualitative Disclosures About
            Market Risk                                              25

Item 4     Controls and Procedures                                   25


PART II    OTHER INFORMATION
           -----------------

Item 1     Legal Proceedings                                         26

Item 2     Changes in Security and Use of Proceeds                   26

Item 3     Defaults Upon Senior Securities                           26

Item 4     Submission of Matters to a Vote of Security Holders       26

Item 5     Other Information                                         26

Item 6     Exhibits and Reports on Form 8-K                          26

SIGNATURES                                                           27
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
                       Consolidated Balance Sheets
                               (In Thousands)


                                                                 December 31,    June 30,
                                                                     2003          2003
                                                                 ------------    --------
                                                                        (Unaudited)

Assets
  Cash and due from banks                                          $  8,321      $ 11,548
  Federal funds sold                                                    632         6,734
  Short-term investments                                              1,358         1,518
                                                                   --------      --------

      Total cash and cash equivalents                                10,311        19,800

  Securities available for sale, at fair value                      117,858       117,871
  Securities held to maturity (fair value approximates $2,987
   at December 31, 2003)                                              2,985             -
  Federal Home Loan Bank stock, at cost                               2,960         2,932
  Loans, net of allowance for loan losses of
   $2,756 and $2,347, respectively                                  289,936       279,949
  Mortgage loans held for sale                                          765             -
  Bank premises and equipment, net                                    3,432         3,049
  Real estate held for investment, net                                1,504         1,541
  Accrued interest receivable                                         1,649         1,780
  Due from Co-operative Central Bank                                    929           929
  Other assets                                                        1,990         1,465
                                                                   --------      --------
                                                                   $434,319      $429,316
                                                                   ========      ========

Liabilities and Stockholders' Equity
  Deposits                                                         $344,482      $343,564
  Federal Home Loan Bank borrowings                                  49,181        41,200
  Subordinated debt                                                  12,000        12,000
  Mortgagors' escrow accounts                                         1,014           925
  Due to broker                                                           -         3,891
  Accrued expenses and other liabilities                              1,205         1,492
                                                                   --------      --------
      Total liabilities                                             407,882       403,072
                                                                   --------      --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                                         -             -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 2,731,445 and 2,723,025 issued,
   respectively                                                          27            27
  Additional paid-in capital                                         26,650        25,819
  Retained earnings                                                  17,122        18,338
  Treasury stock, at cost, 1,180,319 shares                         (16,129)      (17,131)
  Accumulated other comprehensive income                                 90           767
  Unearned ESOP shares, 82,279 shares and 93,530
   shares, respectively                                              (1,132)       (1,293)
  Unearned RRP stock, 19,166 and 27,297 shares, respectively           (191)         (283)
                                                                   --------      --------
      Total stockholders' equity                                     26,437        26,244
                                                                   --------      --------
                                                                   $434,319      $429,316
                                                                   ========      ========

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
                       Consolidated Statements of Income
                       (In Thousands, Except Per Share Data)


                                                      Three Months Ended               Six Months Ended
                                                 ----------------------------    ----------------------------
                                                 December 31,    December 31,    December 31,    December 31,
                                                     2003            2002            2003            2002
                                                 ------------    ------------    ------------    ------------
                                                                         (Unaudited)

Interest and dividend income:
  Interest and fees on loans                        $4,345          $4,401          $ 8,658         $ 8,793
  Interest and dividends on securities               1,022             812            1,983           1,572
  Other interest                                        26             126               50             237
                                                    ------          ------          -------         -------
      Total interest and dividend income             5,393           5,339           10,691          10,602
                                                    ------          ------          -------         -------

Interest expense:
  Deposits                                           1,515           1,879            3,056           3,689
  Federal Home Loan Bank borrowings                    483             741            1,056           1,501
  Subordinated debt                                    142              70              285             147
                                                    ------          ------          -------         -------
        Total interest expense                       2,140           2,690            4,397           5,337
                                                    ------          ------          -------         -------

  Net interest income                                3,253           2,649            6,294           5,265
  Provision for loan losses                            312              50              399             125
                                                    ------          ------          -------         -------
  Net interest income, after provision
   for loan losses                                   2,941           2,599            5,895           5,140

Other income:
  Customer service fees                                204             244              419             503
  Gain (loss) on sales of securities
   available for sale, net                             193            (128)             238            (128)
  Gain on sale of loans                                129             291              192             483
  Miscellaneous                                         12              45               13              54
                                                    ------          ------          -------         -------
      Total other income                               538             452              862             912
                                                    ------          ------          -------         -------

Other expense:
  Salaries and employee benefits                     1,685           1,457            3,208           2,820
  Occupancy and equipment expenses                     378             320              730             613
  Data processing expenses                             113              85              216             172
  Other general and administrative expenses            959             577            1,568           1,078
                                                    ------          ------          -------         -------
      Total other expense                            3,135           2,439            5,722           4,683
                                                    ------          ------          -------         -------

Income before income taxes                             344             612            1,035           1,369
Provision for income taxes                              99             248              350             540
                                                    ------          ------          -------         -------
Net income                                          $  245          $  364          $   685         $   829
                                                    ======          ======          =======         =======

Earnings per share - basic                          $ 0.17          $ 0.26          $  0.48         $  0.60
                                                    ======          ======          =======         =======

Weighted average shares outstanding - basic          1,441           1,397            1,433           1,391
                                                    ======          ======          =======         =======

Earnings per share - diluted                        $ 0.16          $ 0.25          $ 0.45          $  0.57
                                                    ======          ======          =======         =======

Weighted average shares outstanding - diluted        1,524           1,460           1,520            1,453
                                                    ======          ======          =======         =======

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                 Six Months Ended December 31, 2003 and 2002
                               (In Thousands)
                                 (Unaudited)

                                                                                 Accumulated
                                               Additional                           Other      Unearned  Unearned      Total
                                       Common   Paid-In    Retained  Treasury   Comprehensive    ESOP      RRP     Stockholders'
                                       Stock    Capital    Earnings   Stock     Income (Loss)   Shares    Stock       Equity
                                       ------  ----------  --------  --------   -------------  --------  --------  -------------

Balance at June 30, 2003                $27     $25,819    $18,338   $(17,131)      $767       $(1,293)   $(283)      $26,244
                                                                                                                      -------
Comprehensive income:
  Net income                              -           -        685          -          -             -        -           685
  Change in net unrealized
   gain on securities
   available for sale, net of
   tax effects                            -           -          -          -       (677)            -        -          (677)
                                                                                                                      -------
    Total comprehensive income            -           -          -          -          -             -        -             8
Stock dividend                            -         614     (1,616)     1,002          -             -        -             -
Dividend paid ($0.20 per share)           -           -       (285)         -          -             -        -          (285)
Stock options exercised (8,420 shares)    -         105          -          -          -             -        -           105
Decrease in unearned ESOP shares          -         112          -          -          -           161        -           273
Decrease in unearned RRP stock            -           -          -          -          -             -       92            92
                                        ---     -------    -------   --------       ----       -------    -----       -------
Balance at December 31, 2003            $27     $26,650    $17,122   $(16,129)      $ 90       $(1,132)   $(191)      $26,437
                                        ===     =======    =======   ========       ====       =======    =====       =======

Balance at June 30, 2002                $27     $25,699    $17,099   $(17,124)      $350       $(1,622)   $(506)      $23,923
                                                                                                                      -------
Comprehensive income:
  Net income                              -           -        829          -          -             -        -           829
  Change in net unrealized
   gain on securities
   available for sale, net of
   tax effects                            -           -          -          -        343             -        -           343
                                                                                                                      -------
      Total comprehensive income          -           -          -          -          -             -        -         1,172
Dividend paid ($0.18 per share)           -           -       (235)         -          -             -        -          (235)
Stock options exercised (3,000 shares)    -          36          -          -          -             -        -            36
Decrease in unearned ESOP shares          -          30          -          -          -           167        -           197
Decrease in unearned RRP stock            -           -          -          -          -             -      115           115
                                        ---     -------    -------   --------       ----       -------    -----       -------
Balance at December 31, 2002            $27     $25,765    $17,693   $(17,124)      $693       $(1,455)   $(391)      $25,208
                                        ===     =======    =======   ========       ====       =======    =====       =======

See accompanying notes to unaudited consolidated financial statements

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                        Six Months Ended
                                                                  December 31,    December 31,
                                                                      2003            2002
                                                                  ------------    ------------
                                                                          (Unaudited)

Cash flows from operating activities:
  Net income                                                        $    685        $    829
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for loan losses                                            399             125
    Net (accretion) amortization of securities                          (107)            193
    Amortization of unearned ESOP shares                                 273             197
    Amortization of unearned RRP stock                                    92             115
    (Gain) loss on sales of securities available for sale, net          (238)            128
    Gain on sales of loans, net                                         (192)           (483)
    Depreciation and amortization expense                                325             253
    Net change in mortgage loans held for sale                          (765)          1,231
    Decrease (increase) in accrued interest receivable                   131             (74)
    Increase in other assets                                             (59)           (315)
    Decrease in accrued expenses and other liabilities                  (287)           (222)
                                                                    --------        --------
      Net cash (used) provided by operating activities                   257           1,977
                                                                    --------        --------

Cash flows from investing activities:
  Activity in available for sale securities
    Sales                                                             19,730           6,445
    Maturities, prepayment and calls                                  24,171          10,751
    Purchases                                                        (48,577)        (50,608)
  Purchase of securities held to maturity                             (2,985)              -
  Purchase of Federal Home Loan Bank stock                               (28)              -
  Proceeds from sale of loans                                         18,179          19,114
  Loans originated, net of payments received                         (28,373)        (35,164)
  Purchases of banking premises and equipment                           (671)           (392)
                                                                    --------        --------
      Net cash used by investing activities                          (18,554)        (49,854)
                                                                    --------        --------

Cash flows from financing activities:
  Net increase in deposits                                               918          46,758
  Net increase (decrease) in borrowings                                7,981          (6,567)
  Net increase in mortgagors' escrow accounts                             89             132
  Dividends paid                                                        (285)           (235)
  Proceeds from exercise of stock options                                105              36
                                                                    --------        --------
      Net cash provided by financing activities                        8,808          40,124
                                                                    --------        --------
Net change in cash and cash equivalents                               (9,489)         (7,753)
Cash and cash equivalents at beginning of period                      19,800          34,612
                                                                    --------        --------
Cash and cash equivalents at end of period                          $ 10,311        $ 26,859
                                                                    ========        ========
Supplemental cash flow information:
  Interest paid                                                     $  4,477        $  5,292
  Income taxes paid                                                      325             685

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             December 31, 2003

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

3)    Commitments and Contingencies
At December 31, 2003, the Bank had outstanding commitments to originate loans amounting to approximately $15.3 million, and unadvanced funds on construction loans, lines of credit and equity loans amounting to approximately $26.6 million, $9.6 million and $16.9 million, respectively. The Bank has sold loans with recourse in the amount of $593,000.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             December 31, 2003

5)    Book Value Per Share
Book value per share was $18.24 as of December 31, 2003 and $17.32 as of December 31, 2002. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,449,681 and 1,455,498 shares of common stock outstanding as of December 31, 2003 and 2002, respectively, for purposes of calculating the Company's book value per share.

6)    Securities
The following table sets forth the Company's securities at the dates indicated.


                                   December 31, 2003           June 30, 2003
                                  ---------------------    ---------------------
                                  Amortized      Fair      Amortized      Fair
                                     Cost        Value        Cost        Value
                                  ---------      -----     ---------      -----
                                                  (In Thousands)

Securities available for sale:
------------------------------
  U.S. Government & federal
   agency obligations             $ 20,411     $ 20,223    $ 41,468     $ 42,002
  Mortgage-backed securities        76,573       76,286      58,414       59,016
  Other bonds & obligations         17,628       17,708      13,736       13,820
  Marketable equity securities       3,145        3,641       3,009        3,033
                                  --------     --------    --------     --------
      Total                       $117,757     $117,858    $116,627     $117,871
                                  ========     ========    ========     ========

Securities held to maturity:
----------------------------
  U.S. Government & federal
   agency obligations             $  2,985     $  2,987           -            -
                                  ========     ========    ========     ========

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             December 31, 2003

7)    Loans
The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                     December 31, 2003        June 30, 2003
                                    -------------------    -------------------
                                     Amount     Percent     Amount     Percent
                                     ------     -------     ------     -------
                                              (Dollars in Thousands)

Residential mortgage loans          $161,736      55.8%    $165,463      59.1%
Commercial real estate loans          78,574      27.1%      69,785      24.9%
Commercial loans                      21,266       7.3%      20,250       7.2%
Consumer loans                           629       0.2%         767       0.3%
Home equity loans                     10,094       3.5%       9,385       3.4%
Construction loans                    20,337       7.1%      16,557       5.9%
                                    --------     -----     --------     -----
      Total loans                    292,636     101.0%     282,207     100.8%

Less:
Deferred loan origination fees           (56)      0.0%         (89)      0.0%
Allowance for loan losses              2,756       1.0%       2,347       0.8%
                                    --------     -----     --------     -----
      Loans, net                    $289,936     100.0%    $279,949     100.0%
                                    ========     =====     ========     =====

8)    Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                      Six Months Ended     Six Months Ended
                                                      December 31, 2003    December 31, 2002
                                                      -----------------    -----------------
                                                              (Dollars in Thousands)

  Average loans, net                                      $284,927             $251,223
                                                          ========             ========
  Period-end net loans                                    $289,936             $260,151
                                                          ========             ========

  Allowance for loan losses at beginning of period        $  2,347             $  2,063
  Provision for loan losses                                    399                  125
  Plus recoveries                                               12                   14
  Loans charged-off                                             (2)                 (29)
                                                          --------             --------
  Allowance for loan losses at end of period              $  2,756             $  2,173
                                                          ========             ========

  Non-performing loans                                    $  1,759             $    296
                                                          ========             ========

Ratios:
  Allowance for loan losses to period-end net loans           0.95%                0.84%
  Net charge-offs to average loans, net                       0.00%                0.00%

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             December 31, 2003

9)    Deposits and Borrowed Funds
The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                                    December 31, 2003        June 30, 2003
                                                   -------------------    -------------------
                                                    Amount     Percent     Amount     Percent
                                                    ------     -------     ------     -------
                                                             (Dollars in Thousands)

Deposits:
Savings deposits                                   $ 78,541      22.8%    $ 69,015      20.1%
NOW accounts                                         26,607       7.7%      26,342       7.7%
IOLTA accounts                                       12,138       3.6%      28,659       8.3%
Money market deposits                                55,166      16.0%      51,719      15.1%
Demand deposits                                      28,362       8.2%      25,871       7.5%
Certificates of deposit                             143,668      41.7%     141,958      41.3%
                                                   --------     -----     --------     -----
      Total deposits                               $344,482     100.0%    $343,564     100.0%
                                                   ========     =====     ========     =====

Borrowed funds:
Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                    $ 23,600      48.0%    $ 10,600      25.7%
  Maturities greater than one year                   25,581      52.0%      30,600      74.3%
                                                   --------     -----     --------     -----
  Total borrowed funds                             $ 49,181     100.0%    $ 41,200     100.0%
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 2003

In the quarter ended December 31, 2003, the Company granted 11,231 options for it's common stock at a price of $28.57 per share. The fair value of option grants is estimated on the date of grant using the Bloomberg option-pricing model with the following weighted-average assumptions for the year ended June 30, 2004:


            Dividend yield              1.33%
            Expected life in years         5
            Expected volatility        26.11%
            Risk-free interest rate     2.92%


                                   Three Months Ended               Six Months Ended
                              ----------------------------    ----------------------------
                              December 31,    December 31,    December 31,    December 31,
                                  2003            2002            2003            2002
                              ------------    ------------    ------------    ------------
                                         (In thousands, except per share data)

Net income
  As reported                    $ 245           $ 364           $ 685           $ 829
  Pro forma                      $ 230           $ 351           $ 655           $ 802
Basic earnings per share
  As reported                    $0.17           $0.26           $0.48           $0.60
  Pro forma                      $0.16           $0.25           $0.46           $0.58
Diluted earnings per share
  As reported                    $0.16           $0.25           $0.45           $0.57
  Pro forma                      $0.15           $0.24           $0.43           $0.55

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             December 31, 2003

Item 2 - Management's Discussion and Analysis of Financial Condition
The following discussion compares the consolidated financial condition of the Company at December 31, 2003 to June 30, 2003, and the results of operations for the three and six months ended December 31, 2003, compared to the same period in 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             December 31, 2003

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

The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices in Medford, Massachusetts and four other full-service offices located in Lexington, Arlington, Bedford and Malden, Massachusetts. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in eastern Middlesex County, Massachusetts, including mortgage loans secured by one-to-four family residences, home equity loans, commercial loans secured by general business assets and commercial real estate loans secured by commercial property, and to invest in U.S. Government and federal agency and other securities.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             December 31, 2003

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                      Three Months Ending December 31, 2003   Three Months Ending December 31, 2002
                                                      -------------------------------------   -------------------------------------
                                                      Average        Interest       Yield/    Average        Interest        Yield/
                                                      Balance     Income/Expense     Rate     Balance     Income/Expense      Rate
                                                      -------     --------------    ------    -------     --------------     ------
                                                                                 (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                      $288,090        $4,345         6.03%    $255,376        $4,401          6.89%
Securities                                             116,218         1,022         3.52%      81,821           812          3.97%
Other earning assets                                    11,729            26         0.89%      33,971           126          1.48%
                                                      --------        ------                  --------        ------
      Total interest-earning assets                    416,037         5,393         5.19%     371,168         5,339          5.75%
                                                                      ------                                  ------
Cash and due from banks                                  6,374                                   9,716
Other assets                                             8,379                                   7,816
                                                      --------                                --------
      Total assets                                    $430,790                                $388,700
                                                      ========                                ========

INTEREST-BEARING LIABILITIES:

Regular and other deposits                            $ 78,679           147         0.74%    $ 57,329           230          1.59%
NOW and IOLTA accounts                                  37,311            13         0.14%      40,156            88          0.87%
Money market deposits                                   58,869           230         1.55%      47,692           293          2.44%
Certificates of deposit                                142,391         1,125         3.16%     133,165         1,268          3.78%
                                                      --------        ------                  --------        ------

      Total interest-bearing deposits                  317,250         1,515         1.91%     278,342         1,879          2.68%

FHLB borrowings                                         46,077           483         4.16%      56,197           741          5.23%
Subordinated debt                                       12,000           142         4.63%       5,000            70          5.48%
                                                      --------        ------                  --------        ------
      Total interest-bearing liabilities               375,327         2,140         2.26%     339,539         2,690          3.14%
                                                                      ------                                  ------
Demand deposit accounts                                 27,549                                  22,459
Other liabilities                                        1,895                                   1,992
                                                      --------                                --------
      Total liabilities                                399,974                                 363,990
Stockholders' equity                                    26,019                                  24,710
                                                      --------                                --------
Total liabilities and stockholders' equity            $430,790                                $388,700
                                                      ========                                ========
Net interest income                                                   $3,253                                  $2,649
                                                                      ======                                  ======
Interest rate spread                                                                 2.93%                                   2.61%
Net interest margin                                                                  3.13%                                   2.85%
Interest earning assets/interest-bearing liabilities                                 1.11                                    1.09

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                       Six Months Ending December 31, 2003     Six Months Ending December 31, 2002
                                                      -------------------------------------   -------------------------------------
                                                      Average        Interest       Yield/    Average        Interest        Yield/
                                                      Balance     Income/Expense     Rate     Balance     Income/Expense      Rate
                                                      -------     --------------    ------    -------     --------------     ------
                                                                                 (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                      $284,927        $ 8,658        6.08%    $251,223        $ 8,793         7.00%
Securities                                             117,058          1,983        3.39%      74,143          1,572         4.24%
Other earning assets                                    10,026             50        1.00%      28,632            237         1.66%
                                                      --------        -------                 --------        -------
      Total interest-earning assets                    412,011         10,691        5.19%     353,998         10,602         5.99%
                                                                      -------                                 -------
Cash and due from banks                                  7,966                                   9,056
Other assets                                             8,180                                   7,780
                                                      --------                                --------
      Total assets                                    $428,157                                $370,834
                                                      ========                                ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                            $ 75,289            283        0.75%    $ 55,682            506         1.80%
NOW and IOLTA accounts                                  40,412             29        0.14%      38,391            176         0.91%
Money market deposits                                   57,009            447        1.56%      35,644            438         2.44%
Certificates of deposit                                141,134          2,297        3.23%     131,506          2,569         3.88%
                                                      --------        -------                 --------        -------
      Total interest-bearing deposits                  313,844          3,056        1.93%     261,223          3,689         2.80%
FHLB borrowings                                         47,010          1,056        4.46%      57,165          1,501         5.21%
Subordinated debt                                       12,000            285        4.65%       5,000            147         5.75%
                                                      --------        -------                 --------        -------
      Total interest-bearing liabilities               372,854          4,397        2.34%     323,388          5,337         3.27%
                                                                      -------                                 -------
Demand deposit accounts                                 27,459                                  20,989
Other liabilities                                        2,122                                   1,993
                                                      --------                                --------
      Total liabilities                                402,435                                 346,370
Stockholders' equity                                    25,722                                  24,464
                                                      --------                                --------
Total liabilities and stockholders' equity            $428,157                                $370,834
                                                      ========                                ========
Net interest income                                                   $ 6,294                                 $ 5,265
                                                                      =======                                 =======
Interest rate spread                                                                 2.85%                                    2.72%
Net interest margin                                                                  3.06%                                    2.97%
Interest earning assets/interest-bearing liabilities                                 1.11                                     1.09

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             December 31, 2003

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

These tables show that the Company benefited from lower rates of interest on its interest-bearing liabilities and that increases in volume more than offset the lower interest rates on our interest earning assets, during the three months ended December 31, 2003 as compared with the same period in 2002 and during the six months ended December 31, 2003 as compared with the same period in 2002.


                                 Three Months Ended December 31,
                                           2003 vs 2002
                                       Increase (decrease)
                                 -------------------------------
                                              Due To
                                 -------------------------------
                                  Rate       Volume      Total
                                  ----       ------      -----
                                         (In thousands)

Interest and dividend income:
Loans, net                       $(584)      $ 528      $ (56)
Investments                       (109)        319        210
Other earning assets               (28)        (72)      (100)
                                 -----       -----      -----
      Total                       (721)        775         54
                                 -----       -----      -----

Interest expense:
Savings deposits                  (150)         67        (83)
NOW and IOLTA accounts             (69)         (6)       (75)
Money market deposits             (122)         59        (63)
Certificates of deposits          (226)         83       (143)
                                 -----       -----      -----
Total deposits                    (567)        203       (364)
Borrowed funds                    (137)       (121)      (258)
Subordinated debt                  (12)         84         72
                                 -----       -----      -----
      Total                       (716)        166       (550)
                                 -----       -----      -----
Change in net interest income    $  (5)      $ 609      $ 604
                                 =====       =====      =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             December 31, 2003


                                 Six Months Ended December 31,
                                          2003 vs 2002
                                      Increase (decrease)
                                 ------------------------------
                                             Due To
                                 ------------------------------
                                   Rate      Volume       Total
                                   ----      ------       -----
                                         (In thousands)

Interest and dividend income:
Loans, net                       $(1,236)    $1,101     $ (135)
Investments                         (363)       774        411
Other earning assets                 (71)      (116)      (187)
                                 -------     ------     ------
      Total                       (1,670)     1,759         89
                                 -------     ------     ------

Interest expense:
Savings deposits                    (362)       139       (223)
NOW and IOLTA accounts              (156)         9       (147)
Money market deposits               (194)       203          9
Certificates of deposits            (451)       179       (272)
                                 -------     ------     ------
Total deposits                    (1,163)       530       (633)
Borrowed funds                      (200)      (245)      (445)
Subordinated debt                    (32)       170        138
                                 -------     ------     ------
      Total                       (1,395)       455       (940)
                                 -------     ------     ------
Change in net interest income    $  (275)    $1,304     $1,029
                                 =======     ======     ======

Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 2003 and June 30, 2003 The Company's total assets amounted to $434.3 million at December 31, 2003 compared to $429.3 million at June 30, 2003, an increase of $5.0 million or 1.2%. This increase in total assets is primarily a result of continued loan growth funded by short-term borrowings.

Cash and cash equivalents decreased to $10.3 million at December 31, 2003 from $19.8 million at June 30, 2003, a decrease of $9.5 million or 47.9%. Securities available for sale remained flat while securities held to maturity increased to $3.0 million from $0 at June 30, 2003.

Net loans increased by $10.0 million or 3.6% to $289.9 million or 66.8% of total assets at December 31, 2003 as compared to $279.9 million or 65.2% of total assets at June 30, 2003. Commercial real estate, construction and commercial loans, net of unadvanced funds, increased by $13.6 million or 12.7% to $120.2 million at December 31, 2003 from $106.6 million at June 30, 2003. Commercial real estate loans increased by $8.8 million or 12.6% to $78.6 million at December 31, 2003 from $69.8 million at June 30, 2003. Construction loans increased by $3.8 million or 22.8% to $20.3 million at December 31, 2003 from $16.6 million at June 30, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             December 31, 2003

Residential mortgage loans decreased by $3.8 million or 2.3% to $161.7 million at December 31, 2003 from $165.5 million at June 30, 2003. At December 31, 2003, the Company had $45.1 million in its servicing portfolio compared to $37.2 million at June 30, 2003 reflecting increased loan sales.

The Company's deposits increased to $344.5 million at December 31, 2003 from $343.6 million at June 30, 2003, an increase of $918,000 or 0.3%. Savings accounts increased by $9.5 million or 13.8% to $78.5 million at December 31, 2003 from $69.0 million at June 30, 2003. Money market accounts increased by $3.4 million or 6.7% to $55.2 million at December 31, 2003 from $51.7 million at June 30, 2003. Demand deposit accounts increased by $2.5 million or 9.6% to $28.4 million at December 31, 2003 from $25.9 million at June 30, 2003. NOW accounts increased by $265,000 or 1.0% to $26.6 million at December 31, 2003 from $26.3 million at June 30, 2003. Certificates of deposit increased by $1.7 million or 1.2% to $143.7 million at December 31,2003 from $142.0 million at June 30, 2003. IOLTA accounts decreased by $16.5 million or 57.6% to $12.1 million at December 31, 2003 from $28.7 million at June 30, 2003. Deposits are the primary source of funds for investment and lending activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions and competition.

Borrowings increased by $8.0 million to $49.2 million at December 31, 2003 from $41.2 million at June 30, 2003. The increase consisted of short-term borrowings to fund loan and investment growth.

Comparison of the Operating Results for the Three and Six Months Ended December 31, 2003 and 2002
Net Income. Net income was $245,000 and $685,000 for the three and six months ended December 31, 2003, compared to $364,000 and $829,000 for the three and six months ended December 31, 2002. Return on average assets was 0.23% and 0.32% for the three and six months ended December 31, 2003, compared to 0.37% and 0.45% for the three and six months ended December 31, 2002. Return on average equity was 3.78% and 5.33% for the three and six months ended December 31, 2003, compared to 5.89% and 6.78% for the three and six months ended December 31, 2002.

The decrease of $268,000 in income before income taxes for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 was attributable to an increase in the provision for loan losses of $262,000 and an increase in other expense of $696,000, partially offset by an increase in total interest and dividend income of $54,000, an increase in other income of $86,000 and a decrease in total interest expense of $550,000.

The decrease of $334,000 in income before income taxes for the six months ended December 31, 2003 compared to the six months ended December 31, 2002 was attributable to an increase in the provision for loan losses of $274,000, an increase in other expense of $1.0 million and a decrease in other income of $50,000, partially offset by an increase in total interest and dividend income of $89,000 and a decrease in total interest expense of $940,000.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             December 31, 2003

Interest and Dividend Income. Total interest and dividend income increased by $54,000 or 1.0% to $5.4 million for the three months ended December 31, 2003 from $5.3 million for the three months ended December 31, 2002. The increase in interest income was a result of a higher level of loans and securities resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates.

The average balance of net loans for the three months ended December 31, 2003 was $288.1 million compared to $255.4 million for the three months ended December 31, 2002. The average yield on net loans was 6.03% for the three months ended December 31, 2003 compared to 6.89% for the three months ended December 31, 2002. This decrease in yield was the result of a high volume of higher-yielding fixed-rate loans refinancing to lower-yielding products and the adjustable-rate loans continuing to reprice at lower levels as the repricing indexes remain at historic lows.

The average balance of securities for the three months ended December 31, 2003 was $116.2 million compared to $81.8 million for the three months
ended December 31, 2002.    The average yield on securities was 3.52% for
the three months ended December 31, 2003 compared to 3.97% for the three months ended December 31, 2002. The reduction in yield is a reflection of the low interest rate environment, which results in the reinvestment of amortization and prepayments of loans and investment securities into lower yielding investments.

The average balance of other earning assets for the three months ended December 31, 2003 was $11.7 million compared to $34.0 million for the three months ended December 31, 2002. The average yield on other earning assets was 0.89% for the three months ended December 31, 2003 compared to 1.48% for the three months ended December 31, 2002. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with lower short-term interest rates.

Interest Expense. Total interest expense decreased by $550,000 or 20.4% to $2.1 million for the three months ended December 31, 2003 from $2.7 million for the three months ended December 31, 2002. Average interest-bearing deposits increased by $38.9 million or 14.0% to $317.3 million for the three months ended December 31, 2003. Average borrowings decreased by $10.1 million to $46.1 million for the three months ended December 31, 2003 from $56.2 million for the three months ended December 31, 2002. The average rate on interest-bearing deposits decreased 77 basis points to 1.91% for the three months ended December 31, 2003 from 2.68% for the three months ended December 31, 2002, while the average rate on borrowed funds decreased 107 basis points to 4.16% from 5.23% during the same period. The decline in interest expense resulted from continued growth in lower-rate core deposits while higher-rate term deposits declined, from the prepayment and maturities of higher-cost Federal Home Loan Bank (the "FHLB") borrowings and from lower interest rates in the economy, in general.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2003

Interest expense on subordinated debt for the three months ended December 31, 2003 was $142,000 as compared to $70,000 for the three months ended December 31, 2002. Average subordinated debt for the three months ended December 31, 2003 was $12.0 million with an average rate of 4.63% as compared to $5.0 million with an average rate of 5.48% for the three months ended December 31, 2002.

Total interest expense decreased by $940,000 or 17.6% to $4.4 million for the six months ended December 31, 2003 from $5.3 million for the six months ended December 31, 2002. Average interest-bearing deposits increased by $52.6 million or 20.1% to $313.8 million for the six months ended December 31, 2003. Average borrowings decreased by $10.2 million to $47.0 million for the six months ended December 31, 2003 from $57.2 million for the six months ended December 31, 2002. The average rate on interest-bearing deposits decreased 87 basis points to 1.93% for the six months ended December 31, 2003 from 2.80% for the six months ended December 31, 2002, while the average rate on borrowed funds decreased 75 basis points to 4.46% from 5.21% during the same period. The decline in interest expense resulted from continued growth in lower-rate core deposits while higher-rate term deposits declined, from the prepayment and maturities of higher-cost FHLB borrowings and from lower interest rates in the economy, in general.

Interest expense on subordinated debt for the six months ended December 31, 2003 was $285,000 as compared to $147,000 for the six months ended December 31, 2002. Average subordinated debt for the six months ended December 31, 2003 was $12 million with an average rate of 4.65% as compared to $5 million with an average rate of 5.75% for the six months ended December 31, 2002.

Net Interest Income. Net interest income for the three months ended December 31, 2003 was $3.3 million as compared to $2.6 million for the three months ended December 31, 2002. The $604,000 increase can be attributed to a combination of the $54,000 increase in interest and dividend income, and a $550,000 decrease in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest-earning assets decreased 56 basis points to 5.19% for the three months ended December 31, 2003 from 5.75% for the three months ended December 31, 2002, while the average cost on interest-bearing liabilities decreased by 88 basis points to 2.26% for the three months ended December 31, 2003 from 3.14% for the three months ended December 31, 2002. As a result, the interest rate spread increased by .32% to 2.93% for the three months ended December 31, 2003 from 2.61% for the three months ended December 31, 2002.

Net interest income for the six months ended December 31, 2003 was $6.3 million as compared to $5.3 million for the six months ended December 31, 2002. The $1.0 million increase can be attributed to a combination of the $89,000 increase in interest and dividend income, and a $940,000 decrease in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest-earning assets decreased 80 basis points to 5.19% for the six months ended December 31,

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2003

2003 from 5.99% for the six months ended December 31, 2002, while the average cost on interest-bearing liabilities decreased by 93 basis points to 2.34% for the six months ended December 31, 2003 from 3.27% for the six months ended December 31, 2002. As a result, the interest rate spread increased by 0.13% to 2.85% for the six months ended December 31, 2003 from 2.72% for the six months ended December 31, 2002.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 2003 was $312,000 and $399,000, respectively, compared to $50,000 and $125,000 for the three and six months ended December 31, 2002. The increase in the provision was necessary due to a specific reserve of $300,000 allocated to one impaired commercial loan during the quarter and growth in the commercial loan area. At December 31, 2003, the balance of the allowance for loan losses was $2.8 million or 0.95% of net loans. At December 31, 2002, the balance of the allowance for loan losses was $2.2 million or 0.84% of net loans. Provisions result from management's continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the economy and the real estate market. Management believes that based on information currently available, the allowance for loan losses is adequate and overall credit quality remains strong.

Non-performing loans at December 31, 2003 totaled $1.8 million as compared to $296,000 at December 31, 2002. The increase is primarily due to a $1.5 million residential mortgage loan that became 90 days delinquent at September 30, 2003 and does not require additional loan loss reserves. Management believes that the value of the property exceeds that of the loan balance.

Other Income. Total other income increased by $86,000 or 19.0% to $538,000 for the three months ended December 31, 2003 as compared to $452,000 for the three months ended December 31, 2002. The increase in other income reflects an increase in gain on the sales of securities of $321,000, offset by a decrease in net gain on sale of loans of $162,000 and miscellaneous and service fee income of $73,000.

For the six months ended December 31, 2003, other income decreased by $50,000 or 5.5% to $862,000 as compared to $912,000 for the six months ended December 31, 2002. The decrease in other income reflects an increase in gain on sale of securities of $366,000, offset by a decrease in net gain on sale of loans of $291,000 and miscellaneous and service fee income of $125,000.

Other Expense. Total other expense increased by $696,000 or 28.5% to $3.1 million for the three months ended December 31, 2003 as compared to $2.4 million for the three months ended December 31, 2002. Salaries and employee benefits increased by $228,000, occupancy and equipment expenses increased by $58,000 and data processing and other general and administrative expenses increased by $410,000. The Company prepaid $5.0 million of higher-cost FHLB borrowings resulting in a $298,000 prepayment penalty, which is reflected in other general and administrative expenses. This increase in other expense, excluding the FHLB prepayment penalty, was caused by higher personnel

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2003

costs, occupancy costs, data processing costs and marketing costs associated with the growth of the Bank and the branch office that opened in Malden, MA in September 2003.

Total other expense increased by $1.0 million or 22.2% to $5.7 million for the six months ended December 31, 2003 as compared to $4.7 million for the
six months ended December 31, 2002.    Salaries and employee benefits
increased by $388,000, occupancy and equipment expenses increased by $117,000 and data processing and other general and administrative expenses increased by $534,000. The Company prepaid $5.0 million of higher-cost FHLB borrowings resulting in a $298,000 prepayment penalty, which is reflected in other general and administrative expenses. This increase in other expense, excluding the FHLB prepayment penalty, was caused by higher personnel costs, occupancy costs, data processing costs and marketing costs associated with the growth of the Bank and the branch office that opened in Malden, MA in September 2003.

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

In order to properly manage interest rate risk, the Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of the Board and management to monitor the difference between the Company's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Company's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Company's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 2003

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 2003 was 38.9%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At December 31, 2003, the Company had outstanding borrowings of $49.2 million and an available line of credit of $3.5 million from the FHLB.

At December 31, 2003, the Company had $15.3 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $98.1 million at December 31, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank. At December 31, 2003, the Company and the Bank exceeded all of their regulatory capital requirements.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                              December 31, 2003

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Item 4.  Controls and Procedures
Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

                   Mystic Financial, Inc. and Subsidiaries
                       Part II - Other Information
                              December 31, 2003

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 2.    Changes in Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Controls and Procedures
None

Item 5.    Other Information
None.

Item 6.    Exhibits and Reports on Form 8-K
(a)   Exhibits

      31.1 Rule 13a-14(a) Certification of President and Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Rule 13a-14(a) Certification of Senior Vice President and Treasurer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification of Senior Vice President and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

The Company furnished a report on Form 8-K dated October 22, 2003 (1) pursuant to Item 9 to report that management had made a presentation at the Company's 2003 Annual Meeting of Stockholders, and to furnish the presentation, and (2) pursuant to Item 12 to report the issuance of and furnish its press release announcing the Company's earnings for the three months ended September 30, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part II - Other Information
                                 Signatures
                              December 31, 2003

                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYSTIC FINANCIAL, INC.
                                       (Registrant)

Date:    February 13, 2004             By: /s/ Ralph W. Dunham
         -----------------                 --------------------------------
                                           Ralph W. Dunham
                                           President and Chief Executive
                                           Officer


Date:    February 13, 2004             By: /s/ Anthony J. Patti
         -----------------                 --------------------------------
                                           Anthony J. Patti
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer