Form 10-Q
period 2004-03-31
MYSTIC FINANCIAL INC
filed 2004-05-14
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2004

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

                 YES   X                           NO
                     -----                            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

                 YES                               NO   X
                     -----                            -----

As of May 13, 2004, 1,563,795 shares of the registrant's common stock were outstanding.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                                    INDEX


PART I      FINANCIAL INFORMATION                                      Page
            ---------------------                                      ----

Item 1      Financial Statements: (unaudited)

            Consolidated Balance Sheets - March 31, 2004
             and June 30, 2003                                           3

            Consolidated Statements of Income - Three and Nine Months
             Ended March 31, 2004 and 2003                               4

            Consolidated Statements of Changes in Stockholders'
             Equity - Nine Months Ended March 31, 2004 and 2003          5

            Consolidated Statements of Cash Flows - Nine Months
             Ended March 31, 2004 and 2003                               6

            Notes to Unaudited Consolidated Financial Statements -
             March 31, 2004                                              7

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        12

Item 3      Quantitative and Qualitative Disclosures About
             Market Risk                                                27

Item 4      Controls and Procedures                                     27

PART II     OTHER INFORMATION
            -----------------

Item 1      Legal Proceedings                                           28

Item 2      Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities                             28

Item 3      Defaults Upon Senior Securities                             28

Item 4      Submission of Matters to a Vote of Security Holders         28

Item 5      Other Information                                           28

Item 6      Exhibits and Reports on Form 8-K                            28

SIGNATURES                                                              29
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)

                                                       March 31,      June 30,
                                                         2004           2003
                                                       ---------      --------
                                                             (Unaudited)

Assets
  Cash and due from banks                               $  6,313      $ 11,548
  Federal funds sold                                       8,347         6,734
  Short-term investments                                   1,444         1,518
                                                        --------      --------

      Total cash and cash equivalents                     16,104        19,800

  Securities available for sale, at fair value            93,010       117,871
  Securities held to maturity (fair value
   approximates $9,954 at March 31, 2004)                  9,786             -
  Federal Home Loan Bank stock, at cost                    3,234         2,932
  Loans, net of allowance for loan losses of
   $2,809 and $2,347, respectively                       295,932       279,949
  Mortgage loans held for sale                             1,005             -
  Bank premises and equipment, net                         3,436         3,049
  Real estate held for investment, net                     1,487         1,541
  Accrued interest receivable                              1,521         1,780
  Due from Co-operative Central Bank                         929           929
  Other assets                                             1,973         1,465
                                                        --------      --------
                                                        $428,417      $429,316
                                                        ========      ========
Liabilities and Stockholders' Equity
  Deposits                                              $345,935      $343,564
  Federal Home Loan Bank borrowings                       40,171        41,200
  Subordinated debt                                       12,000        12,000
  Mortgagors' escrow accounts                                992           925
  Due to broker                                                -         3,891
  Accrued expenses and other liabilities                   1,613         1,492
                                                        --------      --------
      Total liabilities                                  400,711       403,072
                                                        --------      --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                              -             -
  Common stock, $.01 par value, 5,000,000
   shares authorized; 2,744,351 and
   2,723,025 issued, respectively                             27            27
  Additional paid-in capital                              26,943        25,819
  Retained earnings                                       17,540        18,338
  Treasury stock, at cost, 1,180,556 shares
   and 1,253,682 shares, respectively                    (16,136)      (17,131)
  Accumulated other comprehensive income                     578           767
  Unearned ESOP shares, 86,969 shares and
   93,530 shares, respectively                            (1,058)       (1,293)
  Unearned RRP stock, 18,878 and 27,297 shares,
   respectively                                             (188)         (283)
                                                        --------      --------
      Total stockholders' equity                          27,706        26,244
                                                        --------      --------
                                                        $428,417      $429,316
                                                        ========      ========

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)

                                                       Three Months Ended         Nine Months Ended
                                                     ----------------------    ----------------------
                                                     March 31,    March 31,    March 31,    March 31,
                                                       2004         2003         2004         2003
                                                     ---------    ---------    ---------    ---------
                                                                        (Unaudited)

Interest and dividend income:
  Interest and fees on loans                         $ 4,281      $ 4,394      $12,939      $13,187
  Interest and dividends on securities                 1,055          934        3,038        2,506
  Other interest                                          18           70           68          307
                                                     -------      -------      -------      -------
      Total interest and dividend income               5,354        5,398       16,045       16,000
                                                     -------      -------      -------      -------

Interest expense:
  Deposits                                             1,354        1,772        4,410        5,461
  Federal Home Loan Bank borrowings                      468          692        1,524        2,193
  Subordinated debt                                      140          107          425          254
                                                     -------      -------      -------      -------
      Total interest expense                           1,962        2,571        6,359        7,908
                                                     -------      -------      -------      -------

Net interest income                                    3,392        2,827        9,686        8,092
Provision for loan losses                                 52           75          451          200
                                                     -------      -------      -------      -------
Net interest income, after provision for loan
 losses                                                3,340        2,752        9,235        7,892

Non-interest income:
  Customer service fees                                  223          230          642          733
  Gain (loss) on sales of securities available
   for sale, net                                         121           65          359          (63)
  Gain on sale of loans                                   61          284          253          767
  Miscellaneous                                            3            2           16           56
                                                     -------      -------      -------      -------
      Total non-interest income                          408          581        1,270        1,493
                                                     -------      -------      -------      -------

Non-interest expense:
  Salaries and employee benefits                       1,742        1,427        4,950        4,247
  Occupancy and equipment expenses                       396          342        1,126          955
  Data processing expenses                               123           95          339          267
  Other general and administrative expenses              604          623        2,172        1,701
                                                     -------      -------      -------      -------
      Total non-interest expense                       2,865        2,487        8,587        7,170
                                                     -------      -------      -------      -------

Income before income taxes                               883          846        1,918        2,215
Provision for income taxes                               319          310          669          850
                                                     -------      -------      -------      -------
Net income                                           $   564      $   536      $ 1,249      $ 1,365
                                                     =======      =======      =======      =======

Earnings per share - basic                           $  0.39      $  0.38      $  0.87      $  0.98
                                                     =======      =======      =======      =======

Weighted average shares outstanding - basic            1,459        1,410        1,436        1,393
                                                     =======      =======      =======      =======

Earnings per share - diluted                         $  0.36      $  0.36      $  0.81      $  0.94
                                                     =======      =======      =======      =======

Weighted average shares outstanding - diluted          1,547        1,472        1,543        1,448
                                                     =======      =======      =======      =======

See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended March 31, 2004 and 2003
                               (In Thousands)
                                 (Unaudited)

                                                                               Accumulated
                                           Additional                             Other       Unearned   Unearned      Total
                                  Common    Paid-In     Retained   Treasury   Comprehensive     ESOP        RRP     Stockholders'
                                  Stock     Capital     Earnings     Stock    Income (Loss)    Shares      Stock       Equity
                                  ------   ----------   --------   --------   -------------   --------   --------   -------------

Balance at June 30, 2003           $27      $25,819     $18,338    $(17,131)      $ 767       $(1,293)     $(283)      $26,244
                                                                                                                       -------
Comprehensive income:
  Net income                         -            -       1,249           -           -             -          -         1,249
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects          -            -           -           -        (189)            -          -          (189)
                                                                                                                       -------
      Total comprehensive income     -            -           -           -           -             -          -         1,060
Stock dividend                       -          614      (1,616)      1,002           -             -          -             -
Dividends declared and paid
 ($0.30 per share)                   -            -        (431)          -           -             -          -          (431)
Stock options exercised, net
 of tax effect (21,326 shares)       -          302           -           -           -             -          -           302
Decrease in unearned ESOP shares     -          208           -           -           -           235          -           443
Purchase of treasury stock           -            -           -          (7)          -             -          -            (7)
Decrease in unearned RRP stock       -            -           -           -           -             -         95            95
                                   ---      -------     -------    --------       -----       -------      -----       -------
Balance at March 31, 2004          $27      $26,943     $17,540    $(16,136)      $ 578       $(1,058)     $(188)      $27,706
                                   ===      =======     =======    ========       =====       =======      =====       =======

Balance at June 30, 2002           $27      $25,699     $17,099    $(17,124)      $ 350       $(1,622)     $(506)      $23,923
                                                                                                                       -------
Comprehensive income:
  Net income                         -            -       1,365           -           -             -          -         1,365
  Change in net unrealized gain
   on securities available for
   sale, net of tax effects          -            -           -           -         235             -          -           235
                                                                                                                       -------
      Total comprehensive income     -            -           -           -           -             -          -         1,600
Dividends declared and paid
 ($0.27 per share)                   -            -        (356)          -           -             -          -          (356)
Stock options exercised, net
 of tax effect (3,000 shares)        -           36           -           -           -             -          -            36
Decrease in unearned ESOP shares     -           44           -           -           -           250          -           294
Purchase of treasury stock           -            -           -          (6)          -             -          -            (6)
Decrease in unearned RRP stock       -            -           -           -           -             -        169           169
                                   ---      -------     -------    --------       -----       -------      -----       -------
Balance at March 31, 2003          $27      $25,779     $18,108    $(17,130)      $ 585       $(1,372)     $(337)      $25,660
                                   ===      =======     =======    ========       =====       =======      =====       =======

See accompanying notes to unaudited consolidated financial statements

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                                Nine Months Ended
                                                             March 31,     March 31,
                                                               2004          2003
                                                             ---------     ---------
                                                                   (Unaudited)

Cash flows from operating activities:
  Net income                                                 $  1,249      $  1,365
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for loan losses                                     451           200
    Net (accretion) amortization of securities                    (78)          328
    Amortization of unearned ESOP shares                          443           294
    Amortization of unearned RRP stock                             95           169
    (Gain) loss on sales of securities available
     for sale, net                                               (359)           63
    Gain on sales of loans, net                                  (253)         (767)
    Depreciation and amortization expense                         509           395
    Net change in mortgage loans held for sale                 (1,005)        1,231
    Decrease (increase) in accrued interest receivable            259          (118)
    (Increase) decrease in other assets                        (3,240)        1,801
    Increase in accrued expenses and other liabilities            121            73
                                                             --------      --------
      Net cash (used) provided by operating activities         (1,808)        5,034
                                                             --------      --------
Cash flows from investing activities:
  Activity in available for sale securities
      Sales                                                    54,264        11,869
      Maturities, prepayment and calls                         28,953        18,596
      Purchases                                               (59,189)      (68,828)
  Purchase of securities held to maturity                      (9,785)            -
  Purchase of Federal Home Loan Bank stock                       (302)            -
  Proceeds from sales of loans                                 22,523        24,746
  Loans originated, net of payments received                  (38,704)      (38,186)
  Purchases of banking premises and equipment                    (921)         (537)
                                                             --------      --------
      Net cash used by investing activities                    (3,161)      (52,340)
                                                             --------      --------
Cash flows from financing activities:
  Net increase in deposits                                      2,371        58,995
  Net decrease in borrowings                                   (1,029)       (6,876)
  Net increase in mortgagors' escrow accounts                      67           120
  Dividends paid                                                 (431)         (356)
  Purchase of treasury stock                                       (7)           (6)
  Proceeds from exercise of stock options                         302            36
                                                             --------      --------
      Net cash provided by financing activities                 1,273        51,913
                                                             --------      --------
Net change in cash and cash equivalents                        (3,696)        4,607
Cash and cash equivalents at beginning of period               19,800        34,612
                                                             --------      --------
Cash and cash equivalents at end of period                   $ 16,104      $ 39,219
                                                             ========      ========
Supplemental cash flow information:
  Interest paid                                              $  6,387      $  7,799
  Income taxes paid                                               800           875

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2004

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

2)    Restatements for Stock Dividend
Prior period common share and per share data have been adjusted to reflect Mystic's 5% common stock dividend declared on July 9, 2003 and paid on August 15, 2003 to shareholders of record on July 31, 2003.

3)    Commitments and Contingencies
At March 31, 2004, the Bank had outstanding commitments to originate loans amounting to approximately $24.0 million, and unadvanced funds on construction loans, lines of credit and equity loans amounting to approximately $24.8 million, $9.6 million and $19.0 million, respectively. The Bank has sold loans with recourse in the amount of $535,461.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2004

5)    Book Value Per Share
Book value per share was $18.96 as of March 31, 2004 and $18.62 as of March 31, 2003. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or are not committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,460,896 and 1,447,221 shares of common stock outstanding as of March 31, 2004 and 2003, respectively, for purposes of calculating the Company's book value per share.

6)    Securities
The following table sets forth the Company's securities at the dates indicated.

                                      March 31, 2004          June 30, 2003
                                    ------------------    --------------------
                                    Amortized   Fair      Amortized     Fair
                                      Cost      Value       Cost        Value
                                    ---------   -----     ---------     -----
                                                 (In Thousands)

Securities available for sale:
------------------------------
  U.S. Government & federal
   agency obligations               $ 1,444    $ 1,446    $ 41,468    $ 42,002
  Mortgage-backed securities         70,204     70,456      58,414      59,016
  Other bonds & obligations          17,350     17,511      13,736      13,820
  Marketable equity securities        3,129      3,597       3,009       3,033
                                    -------    -------    --------    --------
      Total                         $92,127    $93,010    $116,627    $117,871
                                    =======    =======    ========    ========

Securities held to maturity:
----------------------------
  U.S. Government & federal
   agency obligations               $ 9,786    $ 9,954           -           -
                                    =======    =======    ========    ========

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2004

7)    Loans
The following table presents selected data relating to the composition of the Company's loan portfolio (including residential mortgage loans held for sale) by type of loan on the dates indicated.

                                    March 31, 2004          June 30, 2003
                                  ------------------     ------------------
                                   Amount    Percent      Amount    Percent
                                   ------    -------      ------    -------
                                            (Dollars in Thousands)

Residential mortgage loans        $164,076     55.3%     $165,463     59.1%
Commercial real estate loans        78,813     26.5%       69,785     24.9%
Commercial loans                    21,383      7.2%       20,250      7.2%
Consumer loans                         635      0.2%          767      0.3%
Home equity loans                   13,254      4.5%        9,385      3.4%
Construction loans                  21,506      7.2%       16,557      5.9%
                                  --------    -----      --------    -----
      Total loans                  299,667    100.9%      282,207    100.8%

Less:
Deferred loan origination fees         (79)     0.0%          (89)     0.0%
Allowance for loan losses            2,809      0.9%        2,347      0.8%
                                  --------    -----      --------    -----
      Loans, net                  $296,937    100.0%     $279,949    100.0%
                                  ========    =====      ========    =====

8)    Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                        Nine Months Ended    Nine Months Ended
                                         March 31, 2004       March 31, 2003
                                        -----------------    -----------------
                                                (Dollars in Thousands)

  Average loans, net                         $287,606             $254,397
                                             ========             ========
  Period-end net loans                       $296,937             $257,750
                                             ========             ========

  Allowance for loan losses at
   beginning of period                       $  2,347             $  2,063
  Provision for loan losses                       451                  200
  Plus recoveries                                  13                   22
  Loans charged-off                                (2)                 (41)
                                             --------             --------
  Allowance for loan losses at end
   of period                                 $  2,809             $  2,244
                                             ========             ========

  Non-performing loans                       $  2,141             $    694
                                             ========             ========
Ratios:
  Allowance for loan losses to
   period-end net loans                          0.95%                0.87%
  Net charge-offs (recoveries)
   to average loans, net                        (0.00)%               0.01%

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2004

9)    Deposits and Borrowed Funds
The following tables set forth the Company's various types of deposit accounts and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                                        March 31, 2004          June 30, 2003
                                                     -------------------     -------------------
                                                      Amount     Percent      Amount     Percent
                                                      ------     -------      ------     -------
                                                                (Dollars in Thousands)

Deposits:
  Savings deposits                                   $ 85,285      24.7%     $ 69,015      20.1%
  NOW accounts                                         26,167       7.6%       26,342       7.7%
  IOLTA accounts                                       13,941       4.0%       28,659       8.3%
  Money market deposits                                50,220      14.5%       51,719      15.1%
  Demand deposits                                      30,215       8.7%       25,871       7.5%
  Certificates of deposit                             140,107      40.5%      141,958      41.3%
                                                     --------     -----      --------     -----
  Total deposits                                     $345,935     100.0%     $343,564     100.0%
                                                     ========     =====      ========     =====

Borrowed funds:
Advances from Federal Home Loan Bank of Boston:
  Maturities less than one year                      $ 14,600      36.3%     $ 10,600      25.7%
  Maturities greater than one year                     25,571      63.7%       30,600      74.3%
                                                     --------     -----      --------     -----
  Total borrowed funds                               $ 40,171     100.0%     $ 41,200     100.0%
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2004

                                  Three Months Ended        Nine Months Ended
                                ----------------------    ----------------------
                                March 31,    March 31,    March 31,    March 31,
                                  2004         2003         2004         2003
                                ---------    ---------    ---------    ---------
                                     (In thousands, except per share data)

Net income
  As reported                    $ 564        $ 536        $1,249       $1,365
  Pro forma                        549          502         1,204        1,219
Basic earnings per share
  As reported                    $0.39        $0.38        $ 0.87       $ 0.98
  Pro forma                       0.38         0.36          0.84         0.88
Diluted earnings per share
  As reported                    $0.36        $0.36        $ 0.81       $ 0.94
  Pro forma                       0.35         0.34          0.78         0.84

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

Item 2 - Management's Discussion and Analysis of Financial Condition
The following discussion compares the consolidated financial condition of the Company at March 31, 2004 to June 30, 2003, and the results of operations for the three and nine months ended March 31, 2004, compared to the same period in 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                         Three Months Ending March 31, 2004   Three Months Ending March 31, 2003
                                         ----------------------------------   ----------------------------------
                                          Average      Interest     Yield/     Average      Interest     Yield/
                                          Balance   Income/Expense   Rate      Balance   Income/Expense   Rate
                                          -------   --------------  ------     -------   --------------  ------
                                                                   (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                          $293,022      $4,281      5.84%      $260,919      $4,394      6.74%
Securities                                 117,108       1,055      3.60%       104,226         934      3.58%
Other earning assets                         6,777          18      1.06%        21,055          70      1.33%
                                          --------      ------                 --------      ------
      Total interest-earning assets        416,907       5,354      5.14%       386,200       5,398      5.59%
                                                        ------                               ------
Cash and due from banks                      6,502                                9,082
Other assets                                 8,721                                8,592
                                          --------                             --------
      Total assets                        $432,130                             $403,874
                                          ========                             ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                $ 80,991         149      0.74%      $ 63,730         178      1.13%
NOW and IOLTA accounts                      34,380          12      0.14%        39,187          60      0.62%
Money market deposits                       52,278         200      1.53%        56,601         342      2.45%
Certificates of deposit                    140,650         993      2.83%       135,024       1,192      3.58%
                                          --------      ------                 --------      ------
      Total interest-bearing deposits      308,299       1,354      1.76%       294,542       1,772      2.44%
FHLB borrowings                             54,127         468      3.47%        51,562         692      5.44%
Subordinated debt                           12,000         140      4.62%         8,578         107      4.99%
                                          --------      ------                 --------      ------
      Total interest-bearing
       liabilities                         374,426       1,962      2.10%       354,682       2,571      2.94%
                                                        ------                               ------
Demand deposit accounts                     28,757                               22,167
Other liabilities                            1,895                                1,755
                                          --------                             --------
      Total liabilities                    405,078                              378,604
Stockholders' equity                        27,052                               25,270
                                          --------                             --------
Total liabilities and stockholders'
 equity                                   $432,130                             $403,874
                                          ========                             ========
Net interest income                                     $3,392                              $2,827
                                                        ======                              ======
Interest rate spread                                                3.04%                                2.65%
Net interest margin                                                 3.29%                                2.93%
Interest earning assets/interest
 -bearing liabilities                                               1.11                                 1.09

MYSTIC FINANCIAL, INC. AND SUBSIDIARY
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                          Nine Months Ending March 31, 2004    Nine Months Ending March 31, 2003
                                          ---------------------------------    ---------------------------------
                                          Average      Interest     Yield/     Average      Interest     Yield/
                                          Balance   Income/Expense   Rate      Balance   Income/Expense   Rate
                                          -------   --------------  ------     -------   --------------  ------
                                                                   (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                          $287,606      $12,939     6.00%      $254,397      $13,187     6.91%
Securities                                 117,075        3,038     3.46%        84,033        2,506     3.98%
Other earning assets                         8,951           68     1.01%        26,110          307     1.57%
                                          --------      -------                --------      -------
      Total interest-earning assets        413,632       16,045     5.17%       364,540       16,000     5.85%
                                                        -------                              -------
Cash and due from banks                      7,482                                9,061
Other assets                                 8,358                                8,048
                                          --------                             --------
      Total assets                        $429,472                             $381,649
                                          ========                             ========

INTEREST-BEARING LIABILITIES:
Regular and other deposits                $ 77,175          432     0.74%      $ 58,320          684     1.56%
NOW and IOLTA accounts                      38,416           41     0.14%        38,651          236     0.81%
Money market deposits                       55,443          647     1.55%        42,509          780     2.44%
Certificates of deposit                    140,974        3,290     3.10%       132,656        3,761     3.78%
                                          --------      -------                --------      -------
      Total interest-bearing deposits      312,008        4,410     1.88%       272,136        5,461     2.67%
FHLB borrowings                             49,365        1,524     4.10%        55,322        2,193     5.28%
Subordinated debt                           12,000          425     4.64%         6,175          254     5.40%
                                          --------      -------                --------      -------
      Total interest-bearing
       liabilities                         373,373        6,359     2.26%       333,633        7,908     3.16%
                                                        -------                              -------
Demand deposit accounts                     27,889                               21,372
Other liabilities                            2,027                                1,924
                                          --------                             --------
      Total liabilities                    403,289                              356,929
Stockholders' equity                        26,183                               24,720
                                          --------                             --------
Total liabilities and stockholders'
 equity                                   $429,472                             $381,649
                                          ========                             ========
Net interest income                                     $ 9,686                              $ 8,092
                                                        =======                              =======
Interest rate spread                                                2.91%                                2.69%
Net interest margin                                                 3.12%                                2.96%
Interest earning assets/interest-
 bearing liabilities                                                1.11                                 1.09

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

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

These tables show that the Company benefited from lower rates of interest on its interest-bearing liabilities and that increases in volume more than offset the lower interest rates on our interest earning assets, during the three months ended March 31, 2004 as compared with the same period in 2003 and during the nine months ended March 31, 2004 as compared with the same period in 2003.

                                        Three Months Ended March 31,
                                              2004 vs 2003
                                           Increase (decrease)
                                        ----------------------------
                                                  Due To
                                        ----------------------------
                                        Rate      Volume      Total
                                        ----      ------      -----
                                              (In thousands)

Interest and dividend income:
  Loans, net                           $(619)      $506      $(113)
  Investments                              5        116        121
  Other earning assets                   (12)       (40)       (52)
                                       -----       ----      -----
      Total                             (626)       582        (44)
                                       -----       ----      -----
Interest expense:
  Savings deposits                       (70)        41        (29)
  NOW and IOLTA accounts                 (41)        (7)       (48)
  Money market deposits                 (118)       (24)      (142)
  Certificates of deposits              (247)        48       (199)
                                       -----       ----      -----
  Total deposits                        (476)        58       (418)
  Borrowed funds                        (257)        33       (224)
  Subordinated debt                       (7)        40         33
                                       -----       ----      -----
      Total                             (740)       131       (609)
                                       -----       ----      -----
Change in net interest income          $ 114       $451      $ 565
                                       =====       ====      =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

                                        Nine Months Ended March 31,
                                              2004 vs 2003
                                           Increase (decrease)
                                        ---------------------------
                                                  Due To
                                        ---------------------------
                                        Rate      Volume      Total
                                        ----      ------      -----
                                              (In thousands)

Interest and dividend income:
  Loans, net                          $(1,856)    $1,608    $  (248)
  Investments                            (357)       889        532
  Other earning assets                    (84)      (155)      (239)
                                      -------     ------    -------
      Total                            (2,297)     2,342         45
                                      -------     ------    -------
Interest expense:
  Savings deposits                       (429)       177       (252)
  NOW and IOLTA accounts                 (194)        (1)      (195)
  Money market deposits                  (331)       198       (133)
  Certificates of deposits               (696)       225       (471)
                                      -------     ------    -------
  Total deposits                       (1,650)       599     (1,051)
  Borrowed funds                         (450)      (219)      (669)
  Subordinated debt                       (40)       211        171
                                      -------     ------    -------
      Total                            (2,140)       591     (1,549)
                                      -------     ------    -------
Change in net interest income         $  (157)    $1,751    $ 1,594
                                      =======     ======    =======

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2004 and June 30, 2003 The Company's total assets amounted to $428.4 million at March 31, 2004 compared to $429.3 million at June 30, 2003, a decrease of $899,000 or 0.2%.

Cash and cash equivalents decreased to $16.1 million at March 31, 2004 from $19.8 million at June 30, 2003, a decrease of $3.7 million or 18.7%. Securities available for sale decreased to $93.0 million at March 31, 2004 from $117.9 million at June 30, 2003 while securities held to maturity increased to $9.8 million from $0 at June 30, 2003.

Net loans increased by $16.0 million or 5.7% to $295.9 million or 69.1% of total assets at March 31, 2004 as compared to $279.9 million or 65.2% of total assets at June 30, 2003. Commercial real estate, construction and commercial loans, net of unadvanced funds, increased by $15.1 million or 14.2% to $121.7 million at March 31, 2004 from $106.6 million at June 30, 2003. Commercial real estate loans increased by $9.0 million or 12.9% to $78.8 million at March 31, 2004 from $69.8 million at June 30, 2003. Construction loans increased by $4.9 million or 29.9% to $21.5 million at March 31, 2004 from $16.6 million at June 30, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

Residential mortgage loans decreased by $1.4 million or 0.8% to $164.1 million at March 31, 2004 from $165.5 million at June 30, 2003. At March 31, 2004, the Company had $47.1 million in its servicing portfolio compared to $37.2 million at June 30, 2003 reflecting increased loan sales.

The Company's deposits increased to $345.9 million at March 31, 2004 from $343.6 million at June 30, 2003, an increase of $2.4 million or 0.7%. Savings accounts increased by $16.3 million or 23.6% to $85.3 million at March 31, 2004 from $69.0 million at June 30, 2003. Money market accounts decreased by $1.5 million or 2.9% to $50.2 million at March 31, 2004 from $51.7 million at June 30, 2003. Demand deposit accounts increased by $4.3 million or 16.8% to $30.2 million at March 31, 2004 from $25.9 million at June 30, 2003. NOW accounts decreased by $175,000 or 0.7% to $26.2 million at March 31, 2004 from $26.3 million at June 30, 2003. Certificates of deposit decreased by $1.9 million or 1.3% to $140.1 million at March 31, 2004 from $142.0 million at June 30, 2003. IOLTA accounts decreased by $14.7 million or 51.4% to $13.9 million at March 31, 2004 from $28.7 million at June 30, 2003. Deposits are the primary source of funds for investment and lending activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions and competition.

Borrowings decreased by $1.0 million to $40.2 million at March 31, 2004 from $41.2 million at June 30, 2003.

Comparison of the Operating Results for the Three and Nine Months Ended March 31, 2004 and 2003
Net Income. Net income for the three months ended March 31, 2004 was $564,000, an increase of $37,000, or 6.9%, compared to $536,000 for the three months ended March 31, 2003. The third quarter results reflect an increase in net interest income of $565,000, or 20.0%, a decrease in non-interest income of $173,000, or 29.8%, and an increase in non-interest expense of $378,000, or 15.2%. Return on average assets was .52% for the three months ended March 31, 2004 as compared to .53% for the three months ended March 31, 2003. Return on average equity was 8.33% for the three months ended March 31, 2004 as compared to 8.48% for the three months ended March 31, 2003.

Net income for the nine months ended March 31, 2004 was $1.2 million, a decrease of $116,000, or 8.5%, compared to $1.4 million for the nine months ended March 31, 2003. The nine months ended March 31, 2004 results reflect an increase in net interest income of $1.6 million, or 19.7%, a decrease in non-interest income of $223,000, or 14.9%, and an increase in non-interest expense of $1.4 million, or 19.8%, which includes a FHLB prepayment penalty of $298,000. Return on average assets was .39% for the nine months ended March 31, 2004 as compared to .48% for the nine months ended March 31, 2003. Return on average equity was 6.36% for the nine months ended March 31, 2004 as compared to 7.36% for the nine months ended March 31, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

Interest and Dividend Income. Total interest and dividend income decreased by $44,000 or 0.8% to $5.4 million for the three months ended March 31, 2004 from $5.4 million for the three months ended March 31, 2003. The decrease in interest income was a result of a higher level of loans and securities resulting from general asset growth, offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates.

The average balance of net loans for the three months ended March 31, 2004 was $293.0 million compared to $260.9 million for the three months ended March 31, 2003. The average yield on net loans was 5.84% for the three months ended March 31, 2004 compared to 6.74% for the three months ended March 31, 2003. This decrease in yield was the result of a high volume of higher-yielding fixed-rate loans refinancing to lower-yielding products and the adjustable-rate loans continuing to reprice at lower levels as the repricing indexes remain at historic lows.

The average balance of securities for the three months ended March 31, 2004 was $117.1 million compared to $104.2 million for the three months ended March 31, 2003. The average yield on securities was 3.60% for the three months ended March 31, 2004 compared to 3.58% for the three months ended March 31, 2003.

The average balance of other earning assets for the three months ended March 31, 2004 was $6.8 million compared to $21.1 million for the three months ended March 31, 2003. The average yield on other earning assets was 1.06% for the three months ended March 31, 2004 compared to 1.33% for the three months ended March 31, 2003. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with lower short-term interest rates.

Total interest and dividend income increased by $45,000 or 0.3% to $16.0 million for the nine months ended March 31, 2004. The increase in interest income was a result of a higher level of loans and securities resulting from general asset growth, offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates.

The average balance of net loans for the nine months ended March 31, 2004 was $287.6 million compared to $254.4 million for the nine months ended March 31, 2003. The average yield on net loans was 6.00% for the nine months ended March 31, 2004 compared to 6.91% for the nine months ended March 31, 2003. This decrease in yield was the result of a high volume of higher-yielding fixed-rate loans refinancing to lower-yielding products and the adjustable-rate loans continuing to reprice at lower levels as the repricing indexes remain at historic lows.

The average balance of securities for the nine months ended March 31, 2004 was $117.1 million compared to $84.0 million for the nine months ended March 31, 2003. The average yield on securities was 3.46% for the nine months ended March 31, 2004 compared to 3.98% for the nine months ended March 31, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

The average balance of other earning assets for the nine months ended March 31, 2004 was $9.0 million compared to $26.1 million for the nine months ended March 31, 2003. The average yield on other earning assets was 1.01% for the nine months ended March 31, 2004 compared to 1.57% for the nine months ended March 31, 2003. The average yield on other earning assets declined because of the short-term repricing intervals of these assets combined with lower short-term interest rates.

Interest Expense. Total interest expense decreased by $609,000 or 23.7% to $2.0 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003. Average interest-bearing deposits increased by $13.8 million or 4.7% to $308.3 million for the three months ended March 31, 2004 from $294.5 million for the three months ended March 31, 2003. Average borrowings increased by $2.5 million to $54.1 million for the three months ended March 31, 2004 from $51.6 million for the three months ended March 31, 2003. The average rate on interest-bearing deposits decreased 68 basis points to 1.76% for the three months ended March 31, 2004 from 2.44% for the three months ended March 31, 2003, while the average rate on borrowed funds decreased 197 basis points to 3.47% from 5.44% during the same period. The decline in interest expense resulted from continued growth in lower-rate core deposits while higher-rate term deposits declined, from the prepayment and maturities of higher-cost Federal Home Loan Bank (the "FHLB") borrowings and from lower interest rates in the economy, in general.

Interest expense on subordinated debt for the three months ended March 31, 2004 was $140,000 as compared to $107,000 for the three months ended March 31, 2003. Average subordinated debt for the three months ended March 31, 2004 was $12.0 million with an average rate of 4.62% as compared to $8.6 million with an average rate of 4.99% for the three months ended March 31, 2003.

Total interest expense decreased by $1.5 million or 19.6% to $6.4 million for the nine months ended March 31, 2004 from $7.9 million for the nine months ended March 31, 2003. Average interest-bearing deposits increased by $39.9 million or 14.7% to $312.0 million for the nine months ended March 31, 2004 from $272.1 million for the nine months ended March 31, 2003. Average borrowings decreased by $5.9 million to $49.4 million for the nine months ended March 31, 2004 from $55.3 million for the nine months ended March 31, 2003. The average rate on interest-bearing deposits decreased 79 basis points to 1.88% for the nine months ended March 31, 2004 from 2.67% for the nine months ended March 31, 2003, while the average rate on borrowed funds decreased 118 basis points to 4.10% from 5.28% during the same period. The decline in interest expense resulted from continued growth in lower-rate core deposits while higher-rate term deposits declined, from the prepayment and maturities of higher-cost FHLB borrowings and from lower interest rates in the economy, in general.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

Interest expense on subordinated debt for the nine months ended March 31, 2004 was $425,000 as compared to $254,000 for the nine months ended March 31, 2003. Average subordinated debt for the nine months ended March 31, 2004 was $12.0 million with an average rate of 4.64% as compared to $6.2 million with an average rate of 5.40% for the nine months ended March 31, 2003.

Net Interest Income. Net interest income for the three months ended March 31, 2004 was $3.4 million as compared to $2.8 million for the three months ended March 31, 2003. The $565,000 increase can be attributed to a combination of the $44,000 decrease in interest and dividend income, and a $609,000 decrease in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest-earning assets decreased 45 basis points to 5.14% for the three months ended March 31, 2004 from 5.59% for the three months ended March 31, 2003, while the average cost on interest-bearing liabilities decreased by 84 basis points to 2.10% for the three months ended March 31, 2004 from 2.94% for the three months ended March 31, 2003. As a result, the interest rate spread increased by 0.39% to 3.04% for the three months ended March 31, 2004 from 2.65% for the three months ended March 31, 2003. The net interest margin increased by 0.36% to 3.29% for the three months ended March 31, 2004 from 2.93% from the three months ended March 31, 2003.

Net interest income for the nine months ended March 31, 2004 was $9.7 million as compared to $8.1 million for the nine months ended March 31, 2003. The $1.6 million increase can be attributed to a combination of the $45,000 increase in interest and dividend income, and a $1.5 million decrease in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest-earning assets decreased 68 basis points to 5.17% for the nine months ended March 31, 2004 from 5.85% for the nine months ended March 31, 2003, while the average cost on interest-bearing liabilities decreased by 90 basis points to 2.26% for the nine months ended March 31, 2004 from 3.16% for the nine months ended March 31, 2003. As a result, the interest rate spread increased by 0.22% to 2.91% for the nine months ended March 31, 2004 from 2.69% for the nine months ended March 31, 2003. The net interest margin increased by 0.16% to 3.12% for the nine months ended March 31, 2004 from 2.96% from the nine months ended March 31, 2003.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2004 was $52,000 and $451,000, respectively, compared to $75,000 and $200,000 for the three and nine months ended March 31, 2003. The increase in the provision for the nine month period was related to a specific reserve of $300,000 allocated to one impaired commercial loan. At March 31, 2004, the balance of the allowance for loan losses was $2.8 million or 0.95% of net loans. At March 31, 2003, the balance of the allowance for loan losses was $2.2 million or 0.87% of net loans. Provisions result from management's continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the economy and the real estate market. Management believes that based on information currently available, the allowance for loan losses is adequate and overall credit quality remains strong.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

Non-performing loans at March 31, 2004 totaled $2.1 million as compared to $694,000 at March 31, 2003. The increase is primarily due to a $1.5 million residential mortgage loan that is on non-accrual status and does not require additional loan loss reserves. Management believes that the value of the property exceeds that of the loan balance.

Non-interest Income. Total non-interest income decreased by $173,000 or 29.8% to $408,000 for the three months ended March 31, 2004 as compared to $581,000 for the three months ended March 31, 2003. Gain on sale of loans decreased by $223,000 to $61,000 for the three months ended March 31, 2004 as compared to $284,000 for the three months ended March 31, 2003. Gains on the sale of securities increased by $56,000 to $121,000 for the three months ended March 31, 2004 as compared to $65,000 for the same period last year.

Total non-interest income decreased by $223,000 or 14.9% to $1.3 million for the nine months ended March 31, 2004 as compared to $1.5 million for the nine months ended March 31, 2003. Gain on sale of loans decreased by $514,000 to $253,000 for the nine months ended March 31, 2004 as compared to $767,000 for the nine months ended March 31, 2003. Gains on the sale of securities increased by $422,000 to $359,000 for the nine months ended March 31, 2004 as compared to a loss of $63,000 for the same period last year.

Non-interest Expense. Total non-interest expense increased by $378,000 or 15.2% to $2.9 million for the three months ended March 31, 2004 as compared to $2.5 million for the three months ended March 31, 2003. Salaries and employee benefits increased by $315,000, or 22.1%, due to additions to staff needed to support continued growth and the branch office that opened in Malden, MA in September 2003, retirement expense, and ESOP expense. Occupancy and equipment expenses increased by $54,000, or 15.8%, and data processing and other general and administrative expenses increased by $9,000, or 1.3%.

Total non-interest expense increased by $1.4 million or 19.8% to $8.6 million for the nine months ended March 31, 2004 as compared to $7.2 million for the nine months ended March 31, 2003. Salaries and employee benefits increased by $703,000, or 16.6%, due to additions to staff needed to support continued growth and the branch office that opened in Malden, MA in September 2003, retirement expense, and ESOP expense. Occupancy and equipment expenses increased by $171,000, or 17.9%, and data processing and other general and administrative expenses increased by $543,000, or 27.6%. During the second quarter, the Company prepaid approximately $5.0 million of higher-cost Federal Home Loan Bank borrowings resulting in a $298,000 prepayment penalty, which is reflected in other general and administrative expenses.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 2004

assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 2004 was 52.7%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance
Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At March 31, 2004, the Company had outstanding borrowings of $40.2 million and an available line of credit of $3.5 million from the FHLB.

At March 31, 2004, the Company had $24.0 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $77.1 million at March 31, 2004. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank. At March 31, 2004, the Company and the Bank exceeded all of their regulatory capital requirements.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                               March 31, 2004

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

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                               March 31, 2004

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases Of Equity Securities

During the three months ended March 31, 2004, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None

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

(b)   Reports on Form 8-K

The Company furnished a report on Form 8-K dated January 21, 2004 pursuant to Item 12 to report the issuance of and furnish its press release announcing the Company's earnings for the three and six months ended December 31, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part II - Other Information
                                 Signatures
                               March 31, 2004

                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MYSTIC FINANCIAL, INC.
                                           (Registrant)

Date:  May 13, 2004                    By:  /s/ Ralph W. Dunham
       ------------                         -------------------------------
                                            Ralph W. Dunham
                                            President and Chief Executive
                                            Officer


Date:  May 13, 2004                    By:  /s/ Anthony J. Patti
       ------------                         -------------------------------
                                            Anthony J. Patti
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer