Form 10-K
period 2004-06-30
MYSTIC FINANCIAL INC
filed 2004-09-21
CIK 1044880

===========================================================================

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINTON, D.C. 20549


         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2004

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

             (Registrant's telephone number including area code)
                               (781) 395-2800

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

As of September 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $45,549,496.

As of September 15, 2004, 1,565,945 shares of Registrant's common stock were outstanding.

                    Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

===========================================================================

                           MYSTIC FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                                JUNE 30, 2004

                              TABLE OF CONTENTS

                                   PART I
ITEM 1.      Business                                                    1
ITEM 2.      Properties                                                 27
ITEM 3.      Legal Proceedings                                          27
ITEM 4.      Submission of Matters to a Vote of Security Holders        27

                                   PART II
ITEM 5.      Market for Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity
             Securities                                                 28
ITEM 6.      Selected Financial Data                                    29
ITEM 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        30
ITEM 7A.     Quantitative and Qualitative Disclosures About
             Market Risk                                                41
ITEM 8.      Financial Statements and Supplementary Data                42
ITEM 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        42
ITEM 9A.     Controls and Procedures                                    42

                                  PART III
ITEM 10.     Directors and Executive Officers of the Registrant         43
ITEM 11.     Executive Compensation                                     43
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                 43
ITEM 13.     Certain Relationships and Related Transactions             44

                                   PART IV
ITEM 14.     Principal Accounting Fees and Service                      44
ITEM 15.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                44

SIGNATURES                                                              48

                                   PART I

Forward Looking Statements

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

ITEM 1.  BUSINESS

General

      On January 8, 1998, the Bank completed its conversion from mutual to stock form and became a wholly-owned subsidiary of the Company. On such date, the Company sold 2,711,125 shares of its common stock, par value $0.01 per share (the "Common Stock"), to the public, at a per share price of $10.00, not adjusted to reflect the Company's 5% stock dividend declared on July 9, 2003. The conversion of the Bank from mutual to stock form, the formation of the Company as the holding company for the Bank and the issuance and sale of the Common Stock are herein referred to collectively as the "Conversion." The Conversion raised $25.7 million in net proceeds. Mystic used $3.2 million of retained net proceeds to fund a loan to its Employee Stock Ownership Plan ("ESOP") to purchase 227,735 shares of the Common Stock in open-market purchases following completion of the Conversion. In April 2002, the Company formed Mystic Financial Capital Trust I and in February 2003, the Company formed Mystic Financial Capital Trust II (the "Trusts"). The Company owns all of the voting stock of the Trusts. The Trusts have issued $12.0 million in trust preferred securities. See Note 9 of the Notes to Consolidated Financial Statements.

      The Company's principal business activity consists of the ownership of the Bank and the Trusts. The Company also invests in short-term investment grade marketable securities and other liquid investments.
Mystic Financial Capital Trust I issued $5.0 million of floating-rate trust preferred securities on April 10, 2002. The trust preferred securities are scheduled to mature in 2032, and are callable at the option of the Company on April 22, 2007 with the prior approval of the Federal Reserve Board. As of June 30, 2004, the floating-rate was 5.07%. Distributions on these securities are payable semi-annually in arrears on April 22nd and October 22nd. In February 2003, Mystic Financial Capital Trust II issued $7.0 million of floating-rate trust preferred securities that are scheduled to mature in 2033, and are callable at the option of the Company on February
15, 2008, with the prior approval of the Federal Reserve Board. As of June 30, 2004 the floating-rate was 4.50%. Distributions on these securities are payable quarterly in arrears on February 15th, May 15th, August 15th, and November 15th. The proceeds were used to purchase subordinated debentures from the Company. The Company has no significant liabilities (other than the subordinated debentures and those of the Bank). The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Company. The Company utilizes the support staff of the Bank from time to time, as needed. Additional employees may be hired as deemed appropriate by the management of the Company.

      The Bank is a Massachusetts chartered stock co-operative bank founded in 1886 with three full-service offices in Medford, Massachusetts and an additional four full-service offices in Lexington, Arlington, Bedford and Malden, Massachusetts. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank. The Bank has been a member of the Co-operative Central Bank since 1932 and a member of the Federal Home Loan Bank of Boston ("FHLB") since 1988. The Bank is subject to comprehensive examination, supervision and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC. These regulations are intended primarily for the protection of depositors and borrowers. The Bank exceeded all of its regulatory capital requirements at June 30, 2004.

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

      On July 7, 2004, Mystic entered into an agreement and plan of merger with Brookline Bancorp, Inc., ("Brookline") pursuant to which Brookline will acquire Mystic in an exchange of cash and stock. Brookline is headquartered in Brookline, Massachusetts, and operates Brookline Bank. Under the terms of the agreement, stockholders of Mystic will be entitled to receive either cash or shares of Brookline common stock, subject to election and allocation procedures which are intended to ensure that, in aggregate, 40% of the shares of Mystic are converted into the right to receive cash of $39.00 per share and that 60% are converted into the right to receive a fixed exchange of 2.6786 shares of Brookline common stock for each share of Mystic. It is anticipated that the merger will close in the first quarter of 2005, provided that regulatory and Mystic shareholder approvals are obtained. In connection with the merger of Mystic and Brookline, Medford Co-operative Bank will merge into Brookline Bank.

Market Area

      The Bank's main office and two of its branch offices are located in Medford, Massachusetts. The Bank has full-service offices in Lexington, Arlington, Bedford and Malden, Massachusetts. The Bank's Malden office
opened in September 2003.   All locations are located in Middlesex County.

      The city of Medford, containing approximately 60,000 residents, is located approximately seven miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Malden, Everett, Somerville, Stoneham, Winchester and Arlington. The city of Medford is easily accessible from downtown Boston via Interstate 93 and is accessible via other state roads connecting the communities within the Route 128 corridor surrounding Boston. As an established metropolitan suburb, Medford consists mostly of developed single- and multi-family properties within a network of well-maintained neighborhoods. The towns of Lexington and Bedford are communities consisting mainly of single-family homes while the towns of Arlington and Malden contain a greater mix of small businesses and single- and multi-family housing. The Bank considers its primary market area to be the communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Melrose, Lexington, Bedford, Woburn and Reading, Massachusetts.

      The economic base of the Bank's market area is diversified and includes a number of financial service institutions, industrial and manufacturing companies, hospitals and other health care facilities and educational institutions. The major employers in the Medford area are Tufts University, the city of Medford, and Lawrence Memorial Hospital, with approximately 4,000, 1,400, and 900 employees, respectively. Management believes that the housing vacancy rate in Medford is very low. The majority of the Bank's lending and deposit activity has historically been in Medford, although the commercial loan department has been largely responsible for expanded business throughout eastern Middlesex County. Middlesex County, located in eastern Massachusetts to the north and west of the city of Boston, is part of the Boston metropolitan area. Based on U.S. Census and HUD estimates for 2002, the median household income for Middlesex County is $74,200.

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

      With regard to lending competition in the local market area, the Bank experiences the most significant competition from the same institutions providing deposit services, most of whom have placed an emphasis on real estate lending as a line of business. In addition, the Bank competes with local and regional mortgage companies, independent mortgage brokers and credit unions in originating mortgage and non-mortgage loans. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered.

      While the Bank is subject to competition from other financial institutions, which may have greater financial and marketing resources, the Bank believes it benefits from its community bank orientation and from its relatively high core deposit base. Management believes that the variety, depth and stability of the communities in which the Bank is located support the service and lending activities conducted by the Bank. The relative economic stability of the Bank's lending area is reflected in the small number of residential and commercial loan delinquencies experienced by the Bank during the past several years.

Lending Activities

      The Bank originates loans through its three offices located in Medford and its offices in Lexington, Arlington, Bedford and Malden, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area, consisting of the Massachusetts communities of Medford, Malden, Everett, Stoneham, Arlington, Winchester, Somerville, Lexington, Bedford, Melrose, Woburn, and Reading and the origination of commercial loans secured by commercial real estate and commercial assets within eastern Middlesex County. To a lesser extent, the Bank also originates consumer loans including home equity loans.

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

                                                                            At June 30,
                                  -------------------------------------------------------------------------------------------------
                                        2004                2003                2002                2001                2000
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                  Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                                  ------    -------   ------    -------   ------    -------   ------    -------   ------    -------
                                                                       (Dollars in thousands)

Residential mortgage loans       $167,701    53.8%   $165,463    59.1%   $153,915    63.1%   $138,163    64.2%   $127,862    67.6%
Commercial real estate loans       80,071    25.7      69,785    24.9      58,889    24.2      50,483    23.5      41,294    21.8
Commercial loans                   21,580     6.9      20,250     7.2      16,215     6.7      13,514     6.3      10,881     5.8
Consumer loans                        687     0.2         767     0.3       1,004     0.4       1,532     0.7       1,526     0.8
Home equity loans                  18,171     5.8       9,385     3.4       4,965     2.0       3,880     1.8       3,470     1.8
Construction loans                 26,069     8.4      16,557     5.9      11,015     4.5       9,282     4.3       5,686     3.0
                                 --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
      Total loans                 314,279   100.8     282,207   100.8     246,003   100.9     216,854   100.8     190,719   100.8

Deferred loan origination
 (fees) costs                          64       -          89       -        (197)   (0.1)        (35)      -          12       -
Allowance for loan losses          (2,537)   (0.8)     (2,347)   (0.8)     (2,063)   (0.8)     (1,784)   (0.8)     (1,531)   (0.8)
                                 --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
      Loans, net                 $311,806   100.0%   $279,949   100.0%   $243,743   100.0%   $215,035   100.0%   $189,200   100.0%
                                 ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings located in the Bank's primary market area. As of June 30, 2004, loans on one- to four-family residential properties accounted for 53.6% of the Bank's net loan portfolio.

      During the year ended June 30, 2004, the Bank originated $38.1 million in adjustable-rate mortgage loans and $50.2 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $24.3 million fixed-rate loans with terms of greater than 15 years and retained $25.9 million fixed-rate loans, which had terms of 15 to 30 years. Approximately 26.5% of all loan originations during fiscal 2004 were refinances of loans already in the Bank's loan portfolio. At June 30, 2004, the Bank's loan portfolio included $71.5 million in adjustable-rate one- to four-family residential mortgage loans or 22.9% of the Bank's net loan portfolio, and $96.2 million in fixed-rate one- to four-family residential mortgage loans, or 30.9% of the Bank's net loan portfolio.

      Commercial Real Estate Loans. At June 30, 2004, the Bank's commercial real estate loan portfolio consisted of 167 loans, totaling $80.1 million, or 25.7% of net loans. The Bank's largest aggregate loan relationship is a commercial borrower with an outstanding balance of $6.3 million at June 30, 2004 secured by various properties in Massachusetts.

      Commercial Loans. In the past several years, the Bank has emphasized commercial business loans in order to address the needs of business commercial borrowers. The Bank lends to companies that have $500,000 to $15.0 million in sales. At June 30, 2004, the Bank's commercial loan portfolio consisted of 192 loans, totaling $21.6 million, or 6.9% of net loans.

      Consumer Loans. The Bank's consumer loans consist of passbook and automobile loans. At June 30, 2004, the consumer loan portfolio totaled $687,000 or 0.2% of net loans.

      Home Equity Loans. The Bank also originates home equity loans that are secured by available equity based on the appraised value of owner-occupied one- to four-family residential property. Home equity loans are made for up to 90% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable-rates and fixed-rates. The adjustable interest rate is the prime rate as reported in The Wall Street Journal. Fixed-rate home equity loans have terms of ten years or less and adjustable-rate home equity loans have terms of 15 years or less with up to a five year final payment if the loan is not fully amortized at the end of the 15 year term. At June 30, 2004, the Bank had $18.2 million in home equity loans with unused credit available to existing borrowers of $27.8 million.

      Construction Loans. The Bank engages in construction lending primarily for the construction of single-family residences and a limited number of construction loans for commercial properties. At present, all construction loans are for the construction or renovation of single-family housing developments. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Because payment on loans secured by construction properties is dependent upon the sale of completed homes or the successful operation of the completed property, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. At June 30, 2004, the Bank's construction loan portfolio totaled $58.0 million, offset by $31.9 million in unadvanced principal.

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 60 days. At June 30, 2004, the Bank had $28.7 million in loan commitments outstanding, all for the origination of one- to four-family residential real estate loans, home equity loans, commercial loans and commercial real estate loans. In addition, unadvanced funds on construction loans and lines of credit totaled $71.4 million on June 30, 2004.

      Loan Maturities. The following table sets forth certain information at June 30, 2004 regarding the dollar amount of loans maturing in the Bank's commercial real estate, commercial construction and commercial loan portfolio based on their contractual terms to maturity.

                                   Commercial     Commercial
                                   Real Estate   Construction   Commercial
                                      Loans         Loans          Loans       Total
                                   -----------   ------------   ----------     -----
                                                    (In thousands)

Loan balance by type scheduled
 to mature after 1 year:
  Fixed-rate                         $ 1,553       $    -         $3,062      $ 4,615
  Adjustable-rate                     78,501        5,658          6,813       90,972

      Originations and Sales of Loans. The Bank is a qualified seller/servicer for "Fannie Mae." Beginning in 1987, the Bank began to sell a portion of its fixed-rate loans with terms in excess of 15 years to Fannie Mae. The Bank continues to service all loans sold to Fannie Mae.
At June 30, 2004, the Bank was servicing $45.4 million in loans for Fannie Mae and $354,000 in loans for the FHLB as part of their Mortgage Partnership Finance program. Depending upon market conditions, the Bank retains a portion of its fixed-rate loans from time to time. In addition, the Bank has also sold loans to other private investors. At June 30, 2004, the Bank was servicing $237,000 of such loans.

      Originations for the year ended June 30, 2004 decreased in all loan categories except home equity loan originations that increased by $17.3 million. Loan sales decreased during the same period due to a higher demand for an adjustable-rate product. Historically, the Bank has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans and commercial real estate loans.

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Security Committee of the Bank perform a monthly review of all delinquent loans and loans are placed on a non-accrual status when loans are over 90 days past due or, in the opinion of management, the collection of principal and interest are doubtful. All delinquent loans are ratified by the Bank's Board of Directors on a monthly basis. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of loans or commitments that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Senior Lending Officer, Chief Executive Officer and other officers as needed from the commercial, residential and consumer loan areas, who meet periodically to discuss the status of the loans on the Watch-List and to add or delete loans from the list. The Board of Directors can request that a loan relationship be placed on Watch-List status.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's problem assets and loans at the dates indicated.

                                                                     At June 30,
                                                   ----------------------------------------------
                                                    2004      2003      2002      2001      2000
                                                    ----      ----      ----      ----      ----
                                                               (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-performing loans)            $1,335    $1,297    $1,191    $1,854    $  540
Loans 90 days or more past due
 (not included in non-performing loans)                 -         -         -       276       148
                                                   ------    ------    ------    ------    ------
Total delinquent loans                             $1,335    $1,297    $1,191    $2,130    $  688
                                                   ======    ======    ======    ======    ======

Delinquent loans as a percentage of net loans        0.43%     0.46%     0.49%     0.99%     0.36%
                                                   ======    ======    ======    ======    ======

Non-performing loans (over 90 days past due)       $1,822    $  223    $  108    $   15    $    2
                                                   ------    ------    ------    ------    ------
      Total non-performing loans                   $1,822    $  223    $  108    $   15    $    2
                                                   ======    ======    ======    ======    ======

Non-performing loans as a percent of total
 loans                                               0.58%     0.08%     0.04%     0.01%     0.00%

      At June 30, 2004, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured that may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them.
An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the FDIC. At June 30, 2004, the Bank had loans in the amount of $133,000 classified as doubtful or loss, and loans in the amount of $3.2 million classified as substandard.

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

      The following table analyzes activity in the Bank's allowance for loan losses for the years indicated.

                                                                         Years Ended June 30,
                                                       --------------------------------------------------------
                                                         2004        2003        2002        2001        2000
                                                         ----        ----        ----        ----        ----
                                                                        (Dollars in thousands)

Average loans, net                                     $291,535    $257,519    $226,711    $205,837    $173,319
                                                       ========    ========    ========    ========    ========
Year-end net loans                                     $311,806    $279,949    $243,743    $215,035    $189,200
                                                       ========    ========    ========    ========    ========

  Allowance for loan losses at
   beginning of year                                   $  2,347    $  2,063    $  1,784    $  1,531    $  1,348
  Provision charged to operations                           584         300         305         275         200

Recoveries:
Real estate mortgage:
  Residential                                                 -           -           -           -           -
  Commercial                                                  -           -           -           -           -
Commercial loans                                              -           3           -           2           -
Consumer and home equity                                     15          21           4           3           6
Construction                                                  -           -           -           -           -
                                                       --------    --------    --------    --------    --------
      Total recoveries                                       15          24           4           5           6
                                                       --------    --------    --------    --------    --------

Charge-offs:
Real estate mortgage:
  Residential                                                 -           -           -           -           -
  Commercial                                                  -           -           -           -           -
Commercial loans                                           (400)          -         (12)          -           -
Consumer and home equity                                     (9)        (40)        (18)        (27)        (23)
Construction                                                  -           -           -           -           -
                                                       --------    --------    --------    --------    --------
      Total charge-offs                                    (409)        (40)        (30)        (27)        (23)
                                                       --------    --------    --------    --------    --------

      Net charge-offs                                      (394)        (16)        (26)        (22)        (17)
                                                       --------    --------    --------    --------    --------

      Allowance for loan losses at end of year         $  2,537    $  2,347    $  2,063    $  1,784    $  1,531
                                                       ========    ========    ========    ========    ========

Ratios:
  Allowance for loan losses to year-end net loans          0.81%       0.84%       0.85%       0.83%       0.81%

  Net charge-offs to average loans, net                    0.14%       0.01%       0.01%       0.01%       0.01%
  Net charge-offs to allowance for loan losses            15.53%       0.68%       1.26%       1.23%       1.11%

Allowance for Loan Losses

      The allowance for loan losses is an estimate of the amount necessary to absorb probable losses in the loan portfolio. The allowance consists of specific, general and unallocated components. Commercial real estate and commercial business loans are evaluated individually for allowance purposes. Other categories of loans are generally evaluated as a group. The specific component relates to loans that are classified as doubtful, substandard or special mention. Loans classified as doubtful are considered impaired in accordance with SFAS No. 114, and an allowance is determined using the fair value of existing collateral. Loss factors for loans are based on the Company's historical loss experience with similar loans of similar quality as determined by the Company's internal rating system. Loss factors are then adjusted for additional points that consider qualitative factors such as current economic trends (both local and national), concentrations, growth and performance trends and the results of risk management assessments. Accordingly, increases or decreases in the amount of each loan category as well as the ratings of the loans within each category are considered in calculating the overall allowance. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

For the each of the years in the preceding table, the provision was principally impacted by growth in the portfolio, as credit quality remained strong. In fiscal year 2004, the increased provision was necessary due to a specific reserve allocated to one impaired loan.

The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.

                                                                          At June 30,
                           --------------------------------------------------------------------------------------------------------
                                 2004                 2003                 2002                 2001                 2000
                           -------------------- -------------------- -------------------- -------------------- --------------------
                                   Percent of           Percent of           Percent of           Percent of           Percent of
                                  Loans in Each        Loans in Each        Loans in Each        Loans in Each        Loans in Each
                                   Category to          Category to          Category to          Category to          Category to
                           Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                           ------ ------------- ------ ------------- ------ ------------- ------ ------------- ------ -------------
                                                                     (Dollars in thousands)

Real estate-mortgage:
  Residential and
   home equity             $  489     59.1%     $  628     58.6%     $  588     62.6%     $  578     63.7%     $  563     67.0%
  Commercial                1,083     25.5         947     24.7         827     23.9         767     23.3         687     21.7
Commercial loans              463      6.9         466      7.2         373      6.6         240      6.2         172      5.7
Consumer                       12      0.2          11      3.6          30      2.4          34      2.5          19      2.6
Construction                  490      8.3         295      5.9         245      4.5         165      4.3          90      3.0
                           ------    -----      ------    -----      ------    -----      ------    -----      ------    -----
Total allowance for
 loan losses               $2,537    100.0%     $2,347    100.0%     $2,063    100.0%     $1,784    100.0%     $1,531    100.0%
                           ======    =====      ======    =====      ======    =====      ======    =====      ======    =====

Investment Activities

      General. The investment policy of the Bank, which is approved by the Bank's Board of Directors, is based upon its asset and liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and compliment the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer. Under applicable federal and state regulations, the Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. The Bank uses several measures to assess the adequacy of its liquidity. At June 30, 2004, the Bank's liquidity was adequate to meet its foreseeable needs. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

                                                              At June 30,
                                 ---------------------------------------------------------------------
                                         2004                     2003                     2002
                                 -------------------      -------------------      -------------------
                                 Amortized      Fair      Amortized      Fair      Amortized      Fair
                                   Cost        Value        Cost        Value        Cost        Value
                                 ---------     -----      ---------     -----      ---------     -----
                                                         (Dollars in thousands)

Securities available for sale:
Marketable equity securities      $ 3,022     $ 3,376     $  3,009     $  3,033     $ 2,698     $ 2,586
U.S. Government and federal
 agency obligations                 2,444       2,394       41,468       42,002      25,198      25,517
Corporate                           8,549       8,566        7,565        7,655       8,668       8,685
Mortgage-backed securities         67,622      65,839       58,414       59,016      28,759      29,112
Other                               8,775       8,549        6,171        6,165           -           -
                                  -------     -------     --------     --------     -------     -------
      Total                       $90,412     $88,724     $116,627     $117,871     $65,323     $65,900
                                  =======     =======     ========     ========     =======     =======

Securities held to maturity:
U.S. Government and federal
 agency obligations               $11,287     $11,032     $      -     $      -     $     -     $     -
                                  -------     -------     --------     --------     -------     -------
      Total                       $11,287     $11,032     $      -     $      -     $     -     $     -
                                  =======     =======     ========     ========     =======     =======

The following table sets forth the final maturity dates, carrying values and average yields for the Bank's debt securities at June 30, 2004.

                                                                        At June 30, 2004
                               --------------------------------------------------------------------------------------------------
                                     One Year            One to         Over Five through         Over
                                     or Less           Five Years           Ten Years           Ten Years             Totals
                               ------------------  ------------------  ------------------  ------------------  ------------------
                               Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average
                                  Cost     Yield      Cost     Yield      Cost     Yield      Cost     Yield      Cost     Yield
                               ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                                      (Dollars in thousands)

Securities available for sale:
U.S. Government and federal
 agency obligations              $    -       -%    $ 2,444    2.72%    $     -       -%    $     -       -%    $ 2,444    2.72%
Other bonds and obligations       4,019    6.39      11,056    3.24           -       -       2,249    2.37      17,324    3.86
Mortgage-backed securities            -       -      14,321    3.82      21,683    3.76      31,618    4.13      67,622    4.25
                                 ------             -------             -------             -------             -------
    Total                        $4,019    6.39%    $27,821    3.49%    $21,683    3.76%    $33,867    4.01%    $87,390    4.13%
                                 ======             =======             =======             =======             =======

Securities held to maturity:
U.S. Government and federal
 agency obligations              $    -       -%    $ 2,500    3.61%    $     -       -%    $ 8,787    4.13%    $11,287    4.06%
                                 ------             -------             -------             -------             -------
    Total                        $    -       -%    $ 2,500    3.61%    $     -       -%    $ 8,787    4.13%    $11,287    4.06%
                                 ======             =======             =======             =======             =======

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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.

                                                              At June 30,
                              ------------------------------------------------------------------------
                                       2004                      2003                      2002
                              --------------------      --------------------      --------------------
                               Amount      Percent       Amount      Percent       Amount      Percent
                               ------      -------       ------      -------       ------      -------
                                                       (Dollars in thousands)

Savings deposit               $ 83,001       23.6%      $ 69,015       20.1%      $ 52,762       19.7%
NOW accounts                    26,292        7.5         26,342        7.7         26,971       10.1
IOLTA accounts                  12,505        3.6         28,659        8.4         22,397        8.4
Money market deposits           54,968       15.6         51,719       15.1         21,466        8.0
Demand deposits                 36,066       10.3         25,871        7.5         19,856        7.4
Certificate of deposits        138,575       39.4        141,958       41.2        123,986       46.4
                              --------      -----       --------      -----       --------      -----
      Total deposits          $351,407      100.0%      $343,564      100.0%      $267,438      100.0%
                              ========      =====       ========      =====       ========      =====

      For more information on the Bank's deposit accounts, see Note 7 of Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2004.

                                                    Weighted
                                                    Average
    Maturity Period     Certificates of Deposit      Rate
    ---------------     -----------------------     --------
                        (Dollars in thousands)

      0-3 months               $ 9,146               1.85%
      3-6 months                 6,218               1.90
      6-12 months                7,030               1.92
      1-2 years                 17,825               3.30
      2-3 years                 10,105               3.27
      > 3 years                  4,719               3.98
                               -------
            Total              $55,043               2.78%
                               =======

      Borrowings. Deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by a portion of the Bank's mortgage loan portfolio. The Bank had FHLB advances of $47.9 million outstanding at June 30, 2004.

      The FHLB functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of its home mortgages provided certain standards related to creditworthiness have been met.

Personnel

      As of June 30, 2004, the Bank had 82 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

State and Local Taxation

      Massachusetts. The Bank is subject to an annual Massachusetts excise (income) tax equal to 10.50% of its pre-tax income, adjusted for certain items. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. In addition, carryforwards and carrybacks of net operating losses are not allowed.

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

      Branches. With the approval of the Commissioner, bank branches may be established in any city or town in Massachusetts; in addition, co-operative banks may operate automated teller machines ("ATMs") at any of their offices or, with the Commissioner's approval, anywhere in Massachusetts. Sharing of ATMs or "networking" is also permitted with the Commissioner's approval. Massachusetts chartered co-operative banks may also operate ATMs outside of Massachusetts if permitted to do so by the law of the jurisdiction in which the ATM is located.

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

      The following table shows the Company's and the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at June 30, 2004. Prompt corrective action provisions are not applicable to financial holding companies.

                                                                                            Minimum
                                                                                           To Be Well
                                                                      Minimum           Capitalized Under
                                                                      Capital           Prompt Corrective
                                               Actual               Requirement         Action Provisions
                                        ------------------      -----------------      ------------------
                                         Amount      Ratio       Amount     Ratio       Amount      Ratio
                                         ------      -----       ------     -----       ------      -----
                                                              (Dollars in thousands)

Total Capital to Risk Weighted Assets
  Consolidated                          $42,499      16.3%      $20,842      8.0%          N/A       N/A
  Bank                                   39,302      15.1        20,779      8.0       $25,973      10.0%
Tier 1 Capital to Risk Weighted Assets
  Consolidated                           36,964      14.2        10,421      4.0           N/A       N/A
  Bank                                   36,596      14.1        10,389      4.0        15,584       6.0
Tier 1 Capital to Average Assets
  Consolidated                           36,964       8.6        17,192      4.0           N/A       N/A
  Bank                                   36,596       8.6        17,095      4.0        21,368       5.0

      As the preceding table shows, the Company and the Bank exceeded the minimum capital adequacy requirements at June 30, 2004.

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

      Transactions with Affiliates and Insiders of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed comprehensive regulations implementing Sections 23A and 23B, which would establish certain exceptions to this policy. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, any covered transaction and certain other transactions, including the sale of assets or purchase of services, between a bank and any of its affiliates must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate. Further, most loans by a bank to its affiliate must be supported by collateral in amounts ranging from 100 to 130 percent of the loan amounts.

      Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

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

      State chartered non-member banks are further subject to the requirements and restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Specifically, this statute (i) prohibits a depository institution from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) also prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." At June 30, 2004, the Bank was categorized as "well capitalized".

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

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the bank's record of meeting the credit needs of its community. The FDIC is also required to assess the depository institution's record of meeting the credit needs of its community. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "High Satisfactory" CRA rating in its most recent examination from the Commonwealth of Massachusetts.

Holding Company Regulation

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act (the "BHCA"), as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of June 30, 2004, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

      Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities that are financial in nature. Bank holding companies may qualify to become a financial holding company if:

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

      As of June 30, 2004, the Company had registered as a financial holding company.

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

      The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Bank. The Company's stockholders' equity exceeds these requirements. The FRB in May 2004 proposed to continue to permit trust preferred securities to qualify as an element of bank holding companies Tier 1 capital but on a more limited basis. The proposal in general would continue to limit the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill. Previously, however, goodwill was not deducted when calculating the 25% limit. The amount of trust preferred securities and other restricted core capital elements in excess of the limit could be included in Tier 2 capital, subject to certain limits. The new limits would become fully effective on March 31, 2007. Before then, bank holding companies with outstanding trust preferred securities and other restricted core capital elements that do not conform to the new limits would be asked to consult with their Federal Reserve Banks on plans to ensure that the companies are not placing undue reliance on these instruments and, where appropriate, to reduce such reliance.

      The Company's wholly-owned subsidiaries, Mystic Financial Capital Trust I ("Trust I") and Mystic Financial Trust II ("Trust II"), have participated in pooled offerings of trust preferred securities. In connection with the offerings, Trust I and Trust II, respectively, issued $5.0 million in April 2002 and $7.0 million in February 2003 of trust preferred securities and reinvested the proceeds in 30-year, subordinated debenture issued by the Company. Approximately $9.2 million of the proceeds of the offerings qualified as an element of the Company's Tier 1 capital under both the current and proposed FRB capital adequacy guidelines, representing the maximum allowed under the 25.0% limitation as of June 30, 2004. The Company currently does not have any goodwill.

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Boston, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, must maintain a minimum investment in FHLB of Boston capital stock in an amount equal to the sum of (i) .35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000, per member), and (ii) 4.50% of the member's activity-based assets. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at June 30, 2004 of $3.2 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be affected.

      Under the Gramm-Leach Bliley Financial Services Modernization Act, membership in the FHLB is now voluntary for all state chartered banks, such as the Bank. The Gramm-Leach Bliley Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

Federal Reserve System

      Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts.
The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $38.8 million or less, subject to adjustment by the Federal Reserve Board. Total transaction accounts in excess of $38.8 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the Federal Reserve Board. The first $6.6 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Other Federal Regulation

The USA PATRIOT Act

      In response to the events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

      * Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

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

      * Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

      *     the creation of an independent accounting oversight board;
      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
      * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
      * an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;
      * requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
      * requirement that companies disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;
      * expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
      * a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
      * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
      * mandatory disclosure by analysts of potential conflicts of interest; and
      *     a range of enhanced penalties for fraud and other violations.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Securities Law

      Our common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2.   PROPERTIES

      The following table sets forth certain information at June 30, 2004 regarding the Bank's Medford office facilities, which are owned by the Bank, the Lexington, Arlington, Bedford and Malden offices, which are leased, and certain other information relating to its property at that date.

                                                            Year     Square
                                                          Acquired   Footage
                                                          --------   -------

Main Office                  60 High Street                 1931      7,000
                             Medford, MA  02155

West Medford Office          430 High Street                1970      2,500
                             Medford, MA  02155

Salem Street Office          201 Salem Street               1995      3,500
                             Medford, MA  02155

Lexington Office             1793 Massachusetts Avenue      1998      3,000
                             Lexington, MA  02420

Arlington Office             856 Massachusetts Avenue       2000      3,000
                             Arlington, MA 02476

Bedford Office              168 Great Road                  2002      2,500
                            Bedford, MA 01730

Malden Office               280 Medford Street              2003      3,000
                            Malden, MA 02148

      The Bank also owns an office building adjacent to its main office, located at 66 High Street, Medford, MA 02155. The Bank uses a portion of the second and third floors of this building to house some of its administrative and clerical services and leases the remaining space to third-party tenants.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MYST." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on January 8, 1998, the date of the conversion and initial public offering. At June 30, 2004, the last trading date in the Company's fiscal year, the Company's common stock closed at $32.15. On September 15, 2004, there were 1,565,945 shares of the Company's common stock outstanding, which were held of record by approximately 850 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.

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

      Share amounts for the fiscal year ended June 30, 2003 have been restated to reflect the Company's 5% stock dividend declared on July 9, 2003.

Quarter Ended                                         High         Low       Dividends
-------------                                         ----         ---       ---------

Fiscal year ended June 30, 2004:
  Fourth Quarter ended June 30, 2004                $32.750      $28.100      $0.115
  Third Quarter ended March 31, 2004                 33.470       29.500       0.100
  Second Quarter ended December 31, 2003             30.230       24.000       0.100
  First Quarter ended September 30, 2003             25.220       20.476       0.100
Fiscal year ended June 30, 2003:
  Fourth Quarter ended June 30, 2003                $21.981      $16.867      $0.086
  Third Quarter ended March 31, 2003                 17.638       16.705       0.086
  Second Quarter ended December 31, 2002             17.619       15.429       0.086
  First Quarter ended September 30, 2002             17.286       15.457       0.086

ITEM 6.   SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning the Company at the dates and for the years indicated. The following information is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1. All share amounts have been restated to reflect the Company's 5% stock dividend declared on July 9, 2003.

                                                     At or For the Years Ended June 30,
                                     -----------------------------------------------------------------
                                        2004          2003          2002          2001          2000
                                        ----          ----          ----          ----          ----
                                                (Dollars in thousands, except per share data)

Balance sheet data:
  Total assets                       $ 441,192     $ 429,689     $ 356,733     $ 300,402     $ 263,888
  Loans, net                           311,806       279,949       243,743       215,035       189,200
  Securities:
    Available for sale                  88,724       117,871        65,900        28,820        32,452
    Held to maturity                    11,287             -             -             -             -
  Deposits                             351,407       343,564       267,438       224,750       194,135
  Borrowings                            47,861        41,200        58,135        44,618        38,750
  Subordinated debt                     12,373        12,373         5,155             -             -
  Total stockholders' equity            26,740        26,244        23,923        29,015        29,189
Asset quality data:
  Non-performing loans                   1,822           223           108            15             2
  Allowance for loan losses              2,537         2,347         2,063         1,784         1,531
Number of employees:
  Full-time                                 82            75            66            55            62
  Part-time                                 21            20            25            25            28
Statement of income data:
  Interest and dividend income       $  21,377     $  21,388     $  19,868     $  19,422     $  16,177
  Interest expense                       8,238        10,342        10,171         9,967         7,446
                                     ---------     ---------     ---------     ---------     ---------
  Net interest income                   13,139        11,046         9,697         9,455         8,731
  Provision for loan losses                584           300           305           275           200
                                     ---------     ---------     ---------     ---------     ---------
  Net interest income after
   provision for loan losses            12,555        10,746         9,392         9,180         8,531
  Non-interest income                    1,718         2,165         1,137         1,196           945
  Non-interest expense                  11,432        10,081         7,871         8,470         6,715
                                     ---------     ---------     ---------     ---------     ---------
  Income before income taxes             2,841         2,830         2,658         1,906         2,761
  Provision for income taxes               966         1,114         1,031           721         1,072
                                     ---------     ---------     ---------     ---------     ---------
  Net income                         $   1,875     $   1,716     $   1,627     $   1,185     $   1,689
                                     =========     =========     =========     =========     =========
Per share data:
  Weighted average shares
   outstanding - basic               1,448,850     1,399,407     1,535,424     1,818,468     2,024,201
  Basic earnings per share           $    1.29     $    1.23     $    1.06     $    0.65     $    0.79
  Weighted average shares
   outstanding - diluted             1,538,673     1,460,347     1,579,461     1,856,297     2,125,411
  Diluted earnings per share         $    1.22     $    1.18     $    1.03     $    0.64     $    0.79
  Cash dividends paid per share      $    0.42     $    0.34     $    0.31     $    0.27     $    0.25
  Dividend pay-out ratio (basic)          0.32%         0.28%         0.29%         0.42%         0.30%
  Book value per share               $   18.14     $   18.46     $   16.72     $   15.61     $   15.65

                                                     At or For the Years Ended June 30,
                                     -----------------------------------------------------------------
                                        2004          2003          2002          2001          2000
                                        ----          ----          ----          ----          ----
                                                (Dollars in thousands, except per share data)

Selected operating ratios:
  Interest rate spread (1)                2.96%         2.70%         2.88%         3.11%         3.43%
  Net interest margin (2)                 3.18          2.96          3.29          3.70          4.04
  Return on average assets                0.44          0.44          0.53          0.44          0.74
  Return on average equity                7.13          6.86          6.27          4.04          5.37
  Non-interest expense as a
   percent of average total assets        2.66          2.58          2.54          3.15          2.95
  Efficiency ratio (3)                   76.95         76.31         72.65         79.52         69.40
Asset quality ratios:
  Non-performing loans as a
   percent of total loans                 0.58          0.08          0.04          0.01          0.00
  Non-performing loans as a
   percent of total assets                0.41          0.05          0.04          0.01          0.00
  Net charge-offs to average loans        0.14          0.01          0.01          0.01          0.01
Regulatory Capital ratios:
  Regulatory Tier 1 leverage
   capital ratio                          7.97          8.16          8.69         10.12         11.35
  Total risk-based capital               15.65         13.74         13.92         16.39         19.22

___________________
<F1>  Interest rate spread represents the difference between weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F2>  Net interest margin represents net interest income divided by average interest-earning assets.
<F3>  Operating expenses divided by the sum of net interest income and other income.

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

Critical Accounting Policy

      The Notes to Consolidated Financial Statements for the year ended June 30, 2004 included in our Annual Report on Form 10-K for the year ended June 30, 2004 contain a summary of the Company's significant accounting policies. The Company believes its policy with respect to the methodology for its determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Company's Audit Committee and Board of Directors.

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

      In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of the Board of Directors and management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the Committee are to assess the Bank's asset/liability mix, recommend strategies to the Board of Directors that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board of Directors the results of the strategies used.

      Since the early 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Since 1995, the Bank has also emphasized commercial loans with short-term maturities or repricing intervals as well as commercial real estate mortgages with short-term repricing intervals. In addition, the Bank has used borrowings from the FHLB to fund the maturity or repricing interval of certain commercial real estate mortgages. At June 30, 2004, the Bank's loan portfolio included $71.5 million of adjustable-rate one- to four-family mortgage loans, $80.1 million of adjustable-rate commercial real estate loans, $11.1 million of adjustable-rate or short-term commercial loans, and $18.2 million of adjustable-rate home equity loans. Together, these loans represent 58.0% of the Bank's net loans at June 30, 2004.

Recent Developments

      On July 7, 2004, Mystic entered into an agreement and plan of merger with Brookline Bancorp, Inc., ("Brookline") pursuant to which Brookline will acquire Mystic in an exchange of cash and stock. Brookline is headquartered in Brookline, Massachusetts, and operates Brookline Bank. Under the terms of the agreement, stockholders of Mystic will be entitled to receive either cash or shares of Brookline common stock, subject to election and allocation procedures which are intended to ensure that, in aggregate, 40% of the shares of Mystic are converted into the right to receive cash of $39.00 per share and that 60% are converted into the right to receive a fixed exchange of 2.6786 shares of Brookline common stock for each share of Mystic. It is anticipated that the merger will close in the first quarter of 2005, provided that regulatory and Mystic shareholder approvals are obtained. In connection with the merger of Mystic and Brookline, Medford Co-operative Bank will merge into Brookline Bank.

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

                                                                        Years Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                2004                            2003                            2002
                                   -----------------------------   -----------------------------   -----------------------------
                                              Interest   Average              Interest   Average              Interest   Average
                                   Average     Earned    Yield/    Average     Earned    Yield/    Average     Earned    Yield/
                                   Balance     or Paid    Rate     Balance     or Paid    Rate     Balance     or Paid    Rate
                                   -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                        (Dollars in thousands)

Interest-earning assets:
  Loans, net                       $291,535    $17,351    5.95%    $257,519    $17,542    6.81%    $226,711    $16,972    7.49%
  Securities                        113,724      3,942    3.47%      90,206      3,467    3.84%      50,765      2,405    4.74%
  Other earning assets (1)            8,340         84    1.01%      25,310        379    1.50%      17,564        491    2.80%
                                   --------    -------             --------    -------             --------    -------
      Total interest-earning
       assets                       413,599     21,377    5.17%     373,035     21,388    5.73%     295,040     19,868    6.73%
                                               -------                         -------                         -------
Cash and due from banks               7,660                           9,109                           7,558
Other assets                          8,666                           8,178                           6,981
                                   --------                        --------                        --------
      Total assets                 $429,925                        $390,322                        $309,579
                                   ========                        ========                        ========

Interest-bearing liabilities:
  Regular and other deposits       $ 78,646        583    0.74%    $ 60,695        843    1.39%    $ 47,710        990    2.08%
  NOW and IOLTA accounts             37,942         54    0.14%      39,821        277    0.70%      34,384        344    1.00%
  Money market deposits              55,203        856    1.55%      45,521      1,036    2.28%      19,952        469    2.35%
  Certificates of deposit           140,864      4,230    3.00%     134,408      4,967    3.70%     111,193      5,510    4.96%
                                   --------    -------             --------    -------             --------    -------
      Total interest-bearing
       deposits                     312,655      5,723    1.83%     280,445      7,123    2.54%     213,239      7,313    3.43%
  FHLB borrowings                    47,566      1,948    4.10%      53,321      2,820    5.29%      49,854      2,789    5.59%
  Subordinated debt                  12,373        567    4.73%       7,627        399    5.23%       1,250         69    5.52%
                                   --------    -------             --------    -------             --------    -------
      Total interest-bearing
       liabilities                  372,594      8,238    2.21%     341,393     10,342    3.03%     264,343     10,171    3.85%
                                               -------                         -------                         -------
Demand deposit accounts              28,995                          22,073                          17,837
Other liabilities                     2,038                           1,846                           1,458
                                   --------                        --------                        --------
      Total liabilities             403,627                         365,312                         283,638
Stockholders' equity                 26,298                          25,010                          25,941
                                   --------                        --------                        --------
      Total liabilities and
       stockholders' equity        $429,925                        $390,322                        $309,579
                                   ========                        ========                        ========

Net interest income                            $13,139                         $11,046                         $ 9,697
                                               =======                         =======                         =======
Interest rate spread                                      2.96%                           2.70%                           2.88%
Net interest margin                                       3.18%                           2.96%                           3.29%
Interest-earning assets/
 interest-bearing Liabilities          1.11x                           1.09x                           1.12x

___________________
<F1>  Other earning assets include Bank Investment Fund, Liquidity Fund,
      FHLB overnight deposits, federal funds sold, the Co-operative Central Bank Reserve Fund and money market accounts.

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

                                           Year Ended June 30,                  Year Ended June 30,
                                              2004 vs 2003                         2003 vs 2002
                                             Due to Increase                      Due to Increase
                                                (Decrease)                           (Decrease)
                                     -------------------------------      -------------------------------
                                       Rate       Volume      Total         Rate       Volume      Total
                                       ----       ------      -----         ----       ------      -----
                                                                 (In thousands)

Interest and dividend income:
  Loans, net                         $(2,359)     $2,168     $  (191)     $(1,611)     $2,181     $  570
  Securities                            (364)        839         475         (523)      1,585      1,062
  Other earning assets                   (97)       (198)       (295)        (280)        168       (112)
                                     -------      ------     -------      -------      ------     ------
      Total                           (2,820)      2,809         (11)      (2,414)      3,934      1,520
                                     -------      ------     -------      -------      ------     ------
Interest expense:
  Regular and other deposits            (464)        204        (260)        (376)        229       (147)
  NOW accounts                          (211)        (12)       (223)        (116)         49        (67)
  Money market deposits                 (372)        192        (180)         (15)        582        567
  Certificates of deposit               (966)        229        (737)      (1,562)      1,019       (543)
  Borrowed funds                        (590)       (282)       (872)        (157)        188         31
  Subordinated debt                      (42)        210         168           (4)        334        330
                                     -------      ------     -------      -------      ------     ------
      Total                           (2,645)        541      (2,104)      (2,230)      2,401        171
                                     -------      ------     -------      -------      ------     ------
Change in net interest income        $  (175)     $2,268     $ 2,093      $  (184)     $1,533     $1,349
                                     =======      ======     =======      =======      ======     ======

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

Comparison of Financial Condition at June 30, 2004 and 2003

      The Company's total assets amounted to $441.2 million at June 30, 2004 compared to $429.7 million at June 30, 2003, an increase of $11.5 million or 2.7%. The increase in total assets is primarily attributable to an increase in net loans of $31.9 million or 11.4% offset in part by a decrease in securities available for sale and securities held to maturity of $17.9 million or 15.2%.

      Cash and cash equivalents totaled $15.7 million at June 30, 2004 compared to $19.8 million at June 30, 2003, a decrease of $4.1 million or 20.7%. The $3.3 million decrease in short-term investments and federal funds sold was due to the increased loan demand in both the residential and commercial real estate areas.

      Net loans increased by $31.9 million or 11.4% to $311.8 million or 70.7% of total assets at June 30, 2004 as compared to $279.9 million or 65.2% of total assets at June 30, 2003, as the Bank continued its emphasis on originating and retaining residential mortgage loans, commercial loans and commercial real estate loans.

      Securities, including FHLB stock, held by the Company decreased by $17.6 million or 14.5% to $103.2 million at June 30, 2004 from $120.8 million at June 30, 2003. The proceeds from the sales were used to fund growth in commercial real estate loans, construction loans and home equity loans.

      Total deposits increased by $7.8 million or 2.3% to $351.4 million at June 30, 2004 from $343.6 million at June 30, 2003. Money market deposits increased to $55.0 million at June 30, 2004 from $51.7 million at June 30, 2003, an increase of $3.5 million or 6.3%. Certificates of deposit decreased to $138.6 million at June 30, 2004 from $142.0 million at June 30, 2003, a decrease of $3.4 million or 2.4%. Demand deposits and IOLTA accounts decreased to $48.6 million at June 30, 2004 from $54.5 million at June 30, 2003, a decrease of $5.6 million or 10.9%. Savings accounts increased by $14.0 million or 20.3% to $83.0 million at June 20, 2004 from $69.0 million at June 30, 2003.

      During the year ended June 30, 2004, total borrowings increased by $6.7 million to $47.9 million at June 30, 2004 from $41.2 million at June 30, 2003. The increase of $6.7 million reflects additional funding needed to support growth in net loans.

      Stockholders' equity increased by $0.5 million to $26.7 million at June 30, 2004 from $26.2 million at June 30, 2003 as a result of dividends paid of $599,000, a net unrealized loss on securities available for sale of $1.8 million, offset by net income of $1.9 million, proceeds from exercise of stock options of $342,000, a reduction in unearned Recognition and Retention Plan ("RRP") stock of $99,000, and a reduction in unearned Employee Stock Ownership Plan ("ESOP") shares of $606,000.

      Book value per share of common stock was $18.14 as of June 30, 2004 as compared to $18.46 as of June 30, 2003. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,473,696 and 1,421,879 shares of common stock outstanding as of June 30, 2004 and June 30, 2003, respectively, for purposes of calculating the Company's book value per share.

Comparison of the Operating Results for the Years Ended June 30, 2004
 and 2003

      Net Income. Net income was $1.9 million for the year ended June 30, 2004 as compared to $1.7 million for the year ended June 30, 2003. This $159,000 increase in net income during the year was the result of an increase in net interest income of $2.1 million offset by a decrease in non-interest income of $446,000, an increase in non-interest expense of $1.4 million and an increase in provision for loan losses of $284,000. The return on average assets for each of the years ended June 30, 2004 and June 30, 2003 was .44%. The return on average equity for the year ended June 30, 2004 was 7.13% compared to 6.86% for the year ended June 30, 2003.

      Earnings per share on a basic and diluted basis were $1.29 and $1.22, respectively, for the year ended June 30, 2004 compared to $1.23 and $1.18, respectively, on a basic and diluted basis for the year ended June 30, 2003.

      Interest Income. Total interest and dividend income remained relatively unchanged at $21.4 million for the years ended June 30, 2004 and 2003. The average balance of net loans for the year ended June 30, 2004 was $291.5 million compared to $257.5 million for the year ended June 30, 2003. The average yield on net loans was 5.95% for the year ended June 30, 2004 compared to 6.81% for the year ended June 30, 2003. The average balance of securities for the year ended June 30, 2004 was $113.7 million compared to $90.2 million for the year ended June 30, 2003. The average yield on securities was 3.47% for the year ended June 30, 2004 compared to 3.84% for the year ended June 30, 2003. The average balance of other earning assets for the year ended June 30, 2004 was $8.3 million compared to $25.3 million for the year ended June 30, 2003. The average yield on other earning assets was 1.01% for the year ended June 30, 2004 compared to 1.50% for the year ended June 30, 2003.

      Interest Expense. Total interest expense decreased by $2.1 million or 20.3% to $8.2 million for the year ended June 30, 2004 from $10.3 million for the year ended June 30, 2003. Interest expense continued to decline during 2004 mainly attributable to the reduction of all deposit and borrowing rates. Average interest-bearing deposits increased by $32.2 million or 11.5% to $312.7 million for the year ended June 30, 2004 from $280.4 million for the year ended June 30, 2003. Average borrowings decreased by $5.8 million to $47.6 million for the year ended June 30, 2004 from $53.3 million for the year ended June 30, 2003. Average subordinated debt increased by $4.8 million to $12.4 million for the year ended June 30, 2004 from $7.6 million for the year ended June 30, 2003. The average rate on interest-bearing deposits decreased 71 basis points to 1.83% for the year ended June 30, 2004 from 2.54% for the year ended June 30, 2003, the average rate on borrowed funds decreased 119 basis points to 4.10% for the year ended June 30, 2004 from 5.29% for the year ended June 30, 2003 and the average rate on subordinated debt decreased 50 basis points to 4.73% for the year ended June 30, 2004 from 5.23% for the year ended June 30, 2003.

      Net Interest Income. Net interest income for the year ended June 30, 2004 was $13.1 million as compared to $11.0 million for the year ended June 30, 2003. The $2.1 million or 18.9% increase is attributed to the $2.1 million decrease in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest earning assets decreased 56 basis points to 5.17% for the year ended June 30, 2004 from 5.73% for the year ended June 30, 2003, while the average cost on interest-bearing liabilities decreased by 82 basis points to 2.21% for the year ended June 30, 2004 from 3.03% for the year ended June 30, 2003. As a result, the interest rate spread increased by 26 basis points to 2.96% for the year ended June 30, 2004 from 2.70% for the year ended June 30, 2003.

      Provision for Loan Losses. The provision for loan losses was $584,000 for the year ended June 30, 2004 as compared to $300,000 for the
year ended June 30, 2003.   At June 30, 2004, the balance of the allowance
for loan losses was $2.5 million or .81% of total loans. During the year ended June 30, 2004, $409,000 was charged against the allowance for loan losses while $15,000 in recoveries was credited to the allowance for loan losses. At June 30, 2003, the balance of the allowance for loan losses was $2.3 million or .84% of total loans. During the year ended June 30, 2003, $40,000 was charged against the allowance for loan losses while $24,000 in recoveries was credited to the allowance for loan losses. There were three non-performing loans with an aggregate balance of $1.8 million at June 30, 2004. At June 30, 2003, there were two non-performing loans with an aggregate balance of $223,000.

      Non-interest Income. Non-interest income decreased by $447,000 or 20.6% to $1.7 million for the year ended June 30, 2004 as compared to $2.2 million for the year ended June 30, 2003. This decrease was caused by increased net security gains of $424,000 offset by a decrease in loan sale gains of $737,000 and decrease in other income of $134,000.

      Non-interest Expense. Non-interest expense increased by $1.4 million or 13.4% to $11.4 million for the year ended June 30, 2004 as compared to $10.1 million for the year ended June 30, 2003. This increase was caused by higher personnel costs associated with the asset growth of the Bank, increased benefit costs, expenses to operate the branch office that opened in Malden, MA in September 2003, a prepayment penalty expense of $298,000 relating to the early retirement of various FHLB advances and

$174,000 of legal and consulting expenses relating to the Company's merger agreement with Brookline Bancorp, Inc.

      Provision for Income Taxes. The provision for income taxes was $966,000 for the year ended June 30, 2004 as compared to $1.1 million for the year ended June 30, 2003. The effective tax rate declined from 39.4% for the year ended June 30, 2003 to 34.0% for the year ended June 30, 2004, as a higher percentage of taxable income was included in the Bank's security corporation that has a lower state tax rate.

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

      Earnings per share on a basic and diluted basis was $1.23 and $1.18, respectively, for the year ended June 30, 2003 compared to $1.06 and $1.03 on a basic and diluted basis for the year ended June 30, 2002.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 2004 was 49.1%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

      Liquidity management is both a daily and long-term function of management. If the Company or the Bank requires funds beyond its ability to generate them internally, the Bank believes it could borrow additional funds from the FHLB. At June 30, 2004, the Bank had borrowings of $47.9 million from the FHLB and the capacity to borrow approximately $108 million more based on the Bank's level of qualified collateral.

      At June 30, 2004, the Bank had $28.7 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $62.8 million at June 30, 2004. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      In April 2002, Mystic Financial Capital Trust I (the "Trust") was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2032, callable at the option of the Company on April 22, 2007, with the prior approval of the Federal Reserve Board. Using interest payments made by the Company on the debentures, the Trust pays semi-annual dividends to preferred security holders. The interest payable on the subordinated debentures and the cumulative dividends payable on the preferred securities is equal to a floating rate of 5.07% at June 30, 2004. Interest payments on these securities are payable semi-annually in arrears on April 22nd and October 22nd. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years.

      In February 2003, Mystic Financial Capital Trust II (the "Trust") was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. A total of $7 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2033, callable at the option of the Company on February 15, 2008, with the prior approval of the Federal Reserve Board. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. The interest payable on the subordinated debentures and the cumulative dividends payable on the preferred securities is equal to a floating rate of 4.50% at June 30, 2004. Interest payments on these securities are payable every three months in arrears on February 15th, May 15th, August 15th and November 15th. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years.

      At June 30, 2004, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and the Bank's regulatory capital at June 30, 2004, see Notes to Consolidated Financial Statements.

Contractual Obligations

      The table below contains information on the Company's contractual obligations as of the fiscal year ended June 30, 2004.

                                                           Payment Due By Period
                                          --------------------------------------------------------
                                                       Less                                 More
                                                      Than 1                                Than 5
                                           Total       Year     1-3 Years     3-5 Years     Years
                                           -----      ------    ---------     ---------     ------
                                                               (In thousands)

Contractual Obligations:

Federal Home Loan Bank borrowings        $47,861     $28,300      $4,361       $3,200      $12,000
Subordinated debt                         12,373           -           -            -       12,373
Operating leases                           1,739         380         596          451          312
Purchase obligations                           -           -           -            -            -
Other long-term liabilities                    -           -           -            -            -
                                         -------     -------      ------       ------      -------

Total                                    $61,973     $28,680      $4,957       $3,651      $24,685
                                         =======     =======      ======       ======      =======

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

Recent Accounting Pronouncements

      In December 2002, the FASB issued a Statement of Financial Accounting Standards ("FASB") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. This Statement did not have any effect on the Company's consolidated financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to ALCO, which is composed of members of management and the Board of Directors. In this capacity, ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

      ALCO monitors the difference between the Company's maturing and repricing assets and liabilities and develops and implements strategies to manage the possible change in the Company's net interest margin resulting from changes in interest rates. The primary responsibilities of ALCO are to assess the Company's asset/liability mix, recommend strategies to the Board of Directors that will enhance income while managing the Company's vulnerability to changes in interest rates and report to the Board of Directors the results of the strategies used.

      Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby affecting net interest income ("NII"), the primary component of the Company's earnings. During the year ended June 30, 2004, the Company continued working with a consulting group to perform its interest rate risk simulation analysis. ALCO utilizes the results of a simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling one-year horizon, it also utilizes additional tools to monitor potential longer-term risk.

      The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to Board of Directors and ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. The Company uses various other assumptions in its sensitivity analysis. For securities, in the event of a call provision, if the interest rate is lower than the contractual rate, reinvestment is assumed at the lower rate. For residential mortgage loans, the Company uses the PSA method to generate different prepayment assumptions. Commercial loans and commercial real estate loans do not include any amortization or prepayment amounts. For money market accounts, NOW accounts, and regular savings deposits, not all deposits within these categories are assumed to increase by the full extent of the interest rate shift based upon management's judgment as to deposit elasticity. The following reflects the Company's NII sensitivity analysis as of June 30, 2004, its most recent analysis.

                           Estimated NII Sensitivity
                           -------------------------
         Rate Change         Year One     Year Two
         -----------         --------     --------

      +200 basis points       (2.71%)       1.85%
      -100 basis points        1.41%        7.28%

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

      In addition, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate changes caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Mystic and Subsidiaries are included in pages F-1 through F-40 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

      Management, including the President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Mystic's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that Mystic files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in Mystic's internal control over financial reporting identified in connection with the evaluation that occurred during Mystic's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Mystic's internal control over financial reporting.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 97 through 98, page
104 and page 115 of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Information as to Nominees and Continuing Directors," "Nominees for Election as Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.   EXECUTIVE COMPENSATION

      The following information included on pages 105 through 106 and pages 110 through 115 of the Proxy Statement is incorporated herein by reference:
"Directors' Compensation," "Executive Compensation," "Certain Employee Benefits and Employment Agreements," and "Benefits."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 38 through 40 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners of Mystic Financial" and "Beneficial Stock Ownership of Management."

      The following table sets forth the aggregate information of the Company's equity compensation plans as in effect as of June 30, 2004.

                Equity Compensation Plan Information

                                                                                       Number of securities
                                                                                      remaining available for
                                     Number of securities                              future issuance under
                                         to be issued         Weighted-average          equity compensation
                                       upon exercise of       exercise price of           plans (excluding
                                     outstanding options,    outstanding options,     securities reflected in
      Plan category                  warrants and rights     warrants and rights             column (a))
      -------------                  --------------------    --------------------     -----------------------
                                              (a)                     (b)                        (c)

Equity compensation plans
 approved by security holders               151,580                 $12.96                     86,662

Equity compensation plans not
 approved by security holders                     -                      -                          -
                                            -------                 ------                     ------

Total                                       151,580                 $12.96                     86,662
                                            =======                 ======                     ======

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on pages 105 and 106 of the Proxy Statement is incorporated herein by reference: "Directors' Compensation" and "Executive Compensation."

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information regarding principal accountant fees and services is presented under the heading "Audit Committee Report" in Mystic's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 17, 2004, which has been filed with the SEC and is incorporated herein by reference.

                                   PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Listed below are all financial statements and exhibits filed as part of this report:

            (1) The consolidated balance sheets of Mystic Financial, Inc. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2004, together with the related notes and the independent auditors' report of Wolf & Company, P.C., independent registered public accounting firm.

            (2)   Schedules omitted, as they are not applicable.

            (3)   Exhibits

Exhibit No.   Exhibit Description
-----------   -------------------

3.1           Certificate of Incorporation of Mystic Financial, Inc.*

3.2           Bylaws of Mystic Financial, Inc.*

4.3           Specimen of Stock Certificate of Mystic Financial, Inc.*

10.1          Employee Stock Ownership Plan and Trust Agreement of Mystic
              Financial, Inc.*

10.2          Employment Agreement by and between Mystic Financial, Inc.
              and Ralph W. Dunham.****

10.3          Employment Agreement by and between Mystic Financial, Inc.
              and John M. O'Donnell.****

10.4          Employment Agreement by and between Mystic Financial, Inc.
              and Anthony J. Patti.*****

10.5 Employment Agreement by and between Medford Co-operative Bank and Thomas G. Burke.*

10.6 Employment Agreement by and between Medford Co-operative Bank and Robert Kaminer.**

10.7 Amendment No. 1 to the Employment Agreement by and between Mystic Financial, Inc. and Ralph W. Dunham.

10.8 Amendment No. 1 to the Employment Agreement by and between Mystic Financial, Inc. and John M. O'Donnell.

10.9 Amendment No. 1 to the Employment Agreement by and between Mystic Financial, Inc. and Anthony J. Patti.

10.10         Severance Pay Plan of Medford Co-operative Bank.**

10.11         Amendment No. 1 to Severance Pay Plan of Medford Co-operative
              Bank.

10.12         Mystic Financial, Inc. Retirement Plan for Non-Employee
              Directors.***

10.13 Amendment No. 1 to the Mystic Financial, Inc. Retirement Plan for Non-Employee Directors.

10.14 Amendment No. 2 to the Mystic Financial, Inc. Retirement Plan for Non-Employee Directors.

10.15 Guarantee Agreement dated as of April 10, 2002 by Mystic Financial, Inc. and Wilmington Trust Company. *****

10.16 Indenture Agreement dated as of April 10, 2002 by Mystic Financial, Inc. and Wilmington Trust Company. *****

10.17         Amendment No. 1 to the Mystic Financial, Inc. Employee Stock
              Ownership Plan.

10.18 Amendment No. 2 to the Mystic Financial, Inc. Employee Stock Ownership Plan.*****

10.19         Amendment No. 3 to the Mystic Financial, Inc. Employee Stock
              Ownership Plan.

10.20         Amendment No. 4 to the Mystic Financial, Inc. Employee Stock
              Ownership Plan.

10.21 Guarantee Agreement dated as of February 14, 2003 by Mystic Financial, Inc. and Wilmington Trust Company.******

10.22 Indenture Agreement dated as February 14, 2003 by Mystic Financial, Inc. and Wilmington Trust Company. ******

10.23 Change of Control Agreement by and among Medford Co-operative Bank, Mystic Financial, Inc. and Todd A. Goldstein.

10.24 Change of Control Agreement by and among Medford Co-operative Bank, Mystic Financial, Inc. and Nancy P. Graham.

10.25 Change of Control Agreement by and among Medford Co-operative Bank, Mystic Financial, Inc. and Annette J. Hunt.

10.26 Change of Control Agreement by and among Medford Co-operative Bank, Mystic Financial, Inc. and Robert W. Kershaw.

14.1          Code of Ethics and Conflict of Interest Policy.

21.1          Subsidiaries of the Registrant. *

23.1          Consent of Wolf & Company, P.C.

31.1 Certifications of the CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
* Incorporated herein by reference to Registration Statement No. 333-34447 on Form S-1 of Mystic Financial, Inc. filed with the Securities and Exchange Commission on August 27, 1997, as amended.
** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on November 14, 2000.
*** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on February 12, 2001.

**** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on February 14, 2002.
***** Incorporated herein by reference to the Quarterly Report on Form 10-Q of Mystic Financial, Inc. filed with the Securities and Exchange Commission on May 14, 2002.
****** Incorporated herein by reference to the Annual Report on Form 10-K of Mystic Financial, Inc. filed with the Securities and Exchange Commission on September 29, 2003.

(b)   Reports on Form 8-K.

      The Company filed no current reports on Form 8-K during the quarter ended June 30, 2004.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on September 15, 2004.

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

           Name                                    Title                                  Date
           ----                                    -----                                  ----

/s/ Ralph W. Dunham             Director, President and Chief Executive             September 15, 2004
----------------------------    Officer (Principal executive officer)
Ralph W. Dunham

/s/ Anthony J. Patti            Senior Vice-President, Chief Financial Officer      September 15, 2004
----------------------------    and Treasurer (Principal financial officer)
Anthony J. Patti

/s/ Julie Bernardin             Director                                            September 15, 2004
----------------------------
Julie Bernardin

/s/ Frederick N. Dello Russo    Director                                            September 15, 2004
----------------------------
Frederick N. Dello Russo

/s/ John A. Hackett             Director                                            September 15, 2004
----------------------------
John A. Hackett

/s/ Richard M. Kazanjian        Director                                            September 15, 2004
----------------------------
Richard M. Kazanjian

/s/ John W. Maloney             Director                                            September 15, 2004
----------------------------
John W. Maloney

/s/ John J. McGlynn             Director, Chairman of the Board                     September 15, 2004
----------------------------
John J. McGlynn

                                Director
----------------------------
William F. Rucci, Jr.

                                Director
----------------------------
Lorraine P. Silva

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Income                                        F-4

Consolidated Statements of Changes in Stockholders' Equity               F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                               F-8

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Mystic Financial, Inc.


We have audited the consolidated balance sheets of Mystic Financial, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mystic Financial, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.




Boston, Massachusetts
July 23, 2004

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                                                June 30,
                                                                         ----------------------
                                                                           2004         2003
                                                                           ----         ----
                                                                         (Dollars In Thousands)

Cash and due from banks                                                  $ 10,761     $ 11,548
Federal funds sold                                                          3,214        6,734
Short-term investments                                                      1,726        1,518
                                                                         --------     --------
      Total cash and cash equivalents                                      15,701       19,800

Securities available for sale, at fair value                               88,724      117,871
Securities held to maturity (fair value
 approximates $11,032 at June 30,2004)                                     11,287            -
Federal Home Loan Bank stock, at cost                                       3,234        2,932
Loans, net of allowance for loan losses of $2,537
 and $2,347, respectively                                                 311,806      279,949
Banking premises and equipment, net                                         3,294        3,049
Real estate held for investment, net                                        1,470        1,541
Accrued interest receivable                                                 1,647        1,780
Due from Co-operative Central Bank                                            929          929
Other assets                                                                3,100        1,838
                                                                         --------     --------
                                                                         $441,192     $429,689
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $351,407     $343,564
Federal Home Loan Bank borrowings                                          47,861       41,200
Subordinated debt                                                          12,373       12,373
Mortgagors' escrow accounts                                                   967          925
Accrued interest payable                                                      421          568
Due to broker                                                                   -        3,891
Accrued expenses and other liabilities                                      1,423          924
                                                                         --------     --------
      Total liabilities                                                   414,452      403,445
                                                                         --------     --------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued                                               -            -
  Common stock, $.01 par value, 5,000,000
   shares authorized; 2,746,501 and 2,723,025
   shares issued, respectively                                                 27           27
  Additional paid-in capital                                               27,071       25,819
  Retained earnings                                                        17,998       18,338
  Treasury stock, at cost - 1,180,556 shares and
   1,180,319 shares, respectively                                         (16,136)     (17,131)
  Accumulated other comprehensive income                                   (1,053)         767
  Unearned ESOP shares, 71,659 shares and 93,530 shares, respectively        (983)      (1,293)
  Unearned RRP shares, 18,589 and 27,297 shares, respectively                (184)        (283)
                                                                         --------     --------
      Total stockholders' equity                                           26,740       26,244
                                                                         --------     --------
                                                                         $441,192     $429,689
                                                                         ========     ========

        See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME


                                                                            Years Ended June 30,
                                                                ---------------------------------------------
                                                                        2004         2003         2002
                                                                        ----         ----         ----
                                                                (Dollars In Thousands, Except Per Share Data)

Interest and dividend income:
  Interest and fees on loans                                         $  17,351    $  17,542    $  16,972
  Interest and dividends on securities                                   3,942        3,467        2,405
  Other interest                                                            84          379          491
                                                                     ---------    ---------    ---------
      Total interest and dividend income                                21,377       21,388       19,868
                                                                     ---------    ---------    ---------

Interest expense:
  Deposits                                                               5,723        7,123        7,313
  Federal Home Loan Bank borrowings                                      1,948        2,820        2,789
  Subordinated debt                                                        567          399           69
                                                                     ---------    ---------    ---------
      Total interest expense                                             8,238       10,342       10,171
                                                                     ---------    ---------    ---------
Net interest income                                                     13,139       11,046        9,697
Provision for loan losses                                                  584          300          305
                                                                     ---------    ---------    ---------
Net interest income, after provision for loan losses                    12,555       10,746        9,392
                                                                     ---------    ---------    ---------

Non-interest income:
  Customer service fees                                                    893          992          890
  Gain on sales of securities available for sale, net                      519           95           45
  Gain on sales of loans                                                   284        1,021          111
  Miscellaneous                                                             22           57           91
                                                                     ---------    ---------    ---------
      Total non-interest income                                          1,718        2,165        1,137
                                                                     ---------    ---------    ---------

Non-interest expense:
  Salaries and employee benefits                                         6,633        5,714        4,680
  Occupancy and equipment expenses                                       1,422        1,291        1,001
  Data processing expenses                                                 459          358          335
  Professional fees                                                        947          700          542
  Penalty on prepayment of Federal Home Loan Bank borrowings               298          468            -
  Other general and administrative expenses                              1,673        1,550        1,313
                                                                     ---------    ---------    ---------
      Total non-interest expense                                        11,432       10,081        7,871
                                                                     ---------    ---------    ---------
Income before income taxes                                               2,841        2,830        2,658
Provision for income taxes                                                 966        1,114        1,031
                                                                     ---------    ---------    ---------
Net income                                                           $   1,875    $   1,716    $   1,627
                                                                     =========    =========    =========

Earnings per share - basic                                           $    1.29    $    1.23    $    1.06
                                                                     =========    =========    =========

Weighted average shares outstanding - basic                          1,448,850    1,399,407    1,535,424
                                                                     =========    =========    =========

Earnings per share - diluted                                         $    1.22    $    1.18    $    1.03
                                                                     =========    =========    =========

Weighted average shares outstanding - diluted                        1,538,673    1,460,347    1,579,461
                                                                     =========    =========    =========

        See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended June 30, 2004, 2003 and 2002


                                                                                 Accumulated
                                            Additional                              Other       Unearned   Unearned       Total
                                   Common    Paid-In     Retained   Treasury    Comprehensive     ESOP       RRP      Stockholders'
                                   Stock     Capital     Earnings    Stock      Income (Loss)    Shares     Shares       Equity
                                   ------   ----------   --------   --------    -------------   --------   --------   -------------
                                                                        (Dollars In Thousands)

Balance at June 30, 2001            $27      $25,643     $15,956    $(10,055)     $   118       $(1,967)    $(707)       $29,015
                                                                                                                         -------
Comprehensive income:
  Net income                          -            -       1,627           -            -             -         -          1,627
  Net unrealized gain on
   securities available for
   sale, net of tax effects           -            -           -           -          232             -         -            232
                                                                                                                         -------
      Total comprehensive income                                                                                           1,859
                                                                                                                         -------
Dividends declared and paid
 ($0.31 per share)                    -            -        (484)          -            -             -         -           (484)
Stock options exercised
 (3,150 shares)                       -           36           -           -            -             -         -             36
Decrease in unearned ESOP shares      -           20           -           -            -           345         -            365
Purchase of treasury stock
 (454,945 shares)                     -            -           -      (7,069)           -             -         -         (7,069)
Decrease in unearned RRP shares       -            -           -           -            -             -       201            201
                                    ---      -------     -------    --------      -------       -------     -----        -------
Balance at June 30, 2002             27       25,699      17,099     (17,124)         350        (1,622)     (506)        23,923
                                                                                                                         -------
Comprehensive income:
  Net income                          -            -       1,716           -            -             -         -          1,716
  Net unrealized gain on
   securities available for
   sale, net of tax effects           -            -           -           -          417             -         -            417
                                                                                                                         -------
      Total comprehensive income                                                                                           2,133
                                                                                                                         -------
Dividends declared and paid
 ($0.34 per share)                    -            -        (477)          -            -             -         -           (477)
Stock options exercised
 (4,095 shares)                       -           49           -           -            -             -         -             49
Decrease in unearned ESOP shares      -           71           -           -            -           329         -            400
Purchase of treasury stock
 (378 shares)                         -            -           -          (7)           -             -         -             (7)
Decrease in unearned RRP shares       -            -           -           -            -             -       223            223
                                    ---      -------     -------    --------      -------       -------     -----        -------
Balance at June 30, 2003             27       25,819      18,338     (17,131)         767        (1,293)     (283)        26,244
                                                                                                                         -------
Comprehensive income:
  Net income                          -            -       1,875           -            -             -         -          1,875
  Net unrealized loss on
   securities available for
   sale, net of tax effects           -            -           -           -       (1,820)            -         -         (1,820)
                                                                                                                         -------
      Total comprehensive income      -            -           -           -            -             -         -             55
                                                                                                                         -------
Stock dividend - 5%                   -          614      (1,616)      1,002            -             -         -              -
Dividends declared and paid
 ($0.42 per share)                    -            -        (599)          -            -             -         -           (599)
Stock options exercised,
 net of tax effect of
 $62,000 (23,476 shares)              -          342           -           -            -             -         -            342
Decrease in unearned ESOP shares      -          296           -           -            -           310         -            606
Purchase of treasury stock
 (237 shares)                         -            -           -          (7)           -             -         -             (7)
Decrease in unearned RRP stock        -            -           -           -            -             -        99             99
                                    ---      -------     -------    --------      -------       -------     -----        -------
Balance at June 30, 2004            $27      $27,071     $17,998    $(16,136)     $(1,053)      $  (983)    $(184)       $26,740
                                    ===      =======     =======    ========      =======       =======     =====        =======

        See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Years Ended June 30,
                                                          ------------------------------------
                                                             2004          2003         2002
                                                             ----          ----         ----
                                                                     (In Thousands)

Cash flows from operating activities:
  Net income                                              $   1,875     $   1,716     $  1,627
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                   584           300          305
    Net amortization of securities                               41           320          164
    Amortization of unearned ESOP shares                        606           400          365
    Amortization of unearned RRP stock                           99           223          201
    Net gain on sales of securities available for sale         (519)          (95)         (45)
    Gain on sales of loans, net                                (284)       (1,021)        (111)
    Depreciation and amortization of servicing rights           783           570          386
    Deferred income tax provision (benefit)                     (99)           17         (247)
    Net change in mortgage loans held for sale                    -         1,231         (957)
    (Increase) decrease in accrued interest receivable          133             4         (374)
    (Increase) decrease in other assets                        (101)         (658)          71
    Increase in accrued expenses and other liabilities          352            47          182
                                                          ---------     ---------     --------
      Net cash provided by operating activities               3,470         3,054        1,567
                                                          ---------     ---------     --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales                                                    60,308        30,848        1,967
    Maturities, prepayments and calls                        32,745        31,365       11,637
    Purchases                                               (70,253)     (109,850)     (50,395)
  Purchase of securities held to maturity                   (11,285)            -            -

  Purchase of Federal Home Loan Bank stock                     (302)            -         (400)
  Proceeds from sales of loans                               24,535        37,831       10,579
  Loans originated, net of payments received                (56,692)      (73,266)     (39,515)
  Purchases of banking premises and equipment                  (845)         (683)        (681)
                                                          ---------     ---------     --------
      Net cash used by investing activities                 (21,789)      (83,755)     (66,808)
                                                          ---------     ---------     --------

                                 (continued)

        See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)


                                                                  Years Ended June 30,
                                                          ------------------------------------
                                                             2004          2003         2002
                                                             ----          ----         ----
                                                                     (In Thousands)

Cash flows from financing activities:
  Net increase in deposits                                    7,843        76,126       42,688
  Proceeds from FHLB advances                               432,850        18,096       22,500
  Repayment of FHLB advances                               (426,189)      (35,031)      (8,983)
  Proceeds from issuance of subordinated debt                     -         7,000        5,000
  Net increase in mortgagors' escrow accounts                    42           133           36
  Dividends paid                                               (599)         (477)        (484)
  Purchase of treasury stock                                     (7)           (7)      (7,069)
  Proceeds from exercise of stock options                       280            49           36
                                                          ---------     ---------     --------
      Net cash provided by financing activities              14,220        65,889       53,724
                                                          ---------     ---------     --------

Net change in cash and cash equivalents                      (4,099)      (14,812)     (11,517)

Cash and cash equivalents at beginning of year               19,800        34,612       46,129
                                                          ---------     ---------     --------

Cash and cash equivalents at end of year                  $  15,701     $  19,800     $ 34,612
                                                          =========     =========     ========

Supplemental information:
  Interest paid                                           $   8,385     $  10,385     $ 10,118
  Income taxes paid, net                                        980         1,247          962
  Due to broker                                              (3,891)        3,891            -

        See accompanying notes to consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended June 30, 2004, 2003 and 2002

l.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and business

The consolidated financial statements include the accounts of Mystic Financial, Inc. (the "Company" or "Mystic") and its wholly-owned subsidiary, Medford Co-operative Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Mystic Securities Corp. which engages in the purchase and sale of securities, and Mystic Investment, Inc. which is inactive. All significant inter-company accounts have been eliminated in consolidation. The Company's wholly-owned subsidiaries, Mystic Financial Capital Trust I and Mystic Financial Capital Trust II were formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. These subsidiaries are accounted for on the equity method (see Note 9).

The Bank provides a variety of financial services to individuals and businesses through its seven offices in Medford, Arlington, Lexington, Bedford and Malden, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and consumer loans.

Merger

On July 7, 2004, the Company announced the execution of a definitive agreement in which Brookline Bancorp, Inc. ("Brookline") will acquire the Company in an exchange of cash and stock.

The merger is subject to regulatory and the Company's shareholder approvals. In connection with the merger of the Company and Brookline, Medford Co-operative Bank will merge into Brookline Bank, a subsidiary of Brookline.

Under the terms of the agreement, stockholders of the Company will be entitled to receive either cash or shares of Brookline common stock, subject to election and allocation procedures which are intended to ensure that, in aggregate, 40% of the shares of the Company are converted into the right to receive cash of $39.00 per share, and that 60% are converted into the right to receive a fixed exchange of 2.6786 shares of Brookline common stock for each share of the Company.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

Cash and cash equivalents include amounts due from banks, federal funds sold and short-term investments with original maturities of three months or less.

Restrictions on cash and amounts due from banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2004 and 2003, these reserve balances amounted to $3,304,000 and $3,726,000, respectively.

Short-term investments

Short-term investments are carried at cost, which approximates fair value, and consist of interest-bearing deposits in the Bank Investment Liquidity Fund and money market funds.

Reclassifications and restatements

Certain amounts in the 2003 consolidated financial statement have been reclassified to conform to the 2004 presentation.

Prior period common share and per share data have been adjusted to reflect the Company's 5% common stock dividend declared on July 9, 2003 and paid on August 15, 2003 to shareholders of record on July 31, 2003.

Securities

Debt securities that management has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost.

Securities, not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities (continued)

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is over 90 days past due. Past due status is based on the contractual terms of the loan. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by the fair value of the existing collateral.

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

Servicing

Effective July 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

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

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company,
(2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock option plan

The Company accounts for its stock option plan (see Note 14) under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the years ending June 30, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plan.


                                                   Years Ended June 30,
                                           -------------------------------------
                                                2004       2003       2002
                                                ----       ----       ----
                                           (In Thousands, except per share data)

Net income as reported                         $1,875     $1,716     $1,627
Additional expense had the Company
 adopted SFAS No. 123                             (94)       (83)       (85)
Related tax benefit                                38         33         34
                                               ------     ------     ------

Pro-forma net income                           $1,819     $1,666     $1,576
                                               ======     ======     ======

Basic earnings per share, as reported          $ 1.29     $ 1.23     $ 1.06
Pro-forma basic earnings per share             $ 1.26     $ 1.19     $ 1.03

Diluted earnings per share, as reported        $ 1.22     $ 1.18     $ 1.03
Pro-forma diluted earnings per share           $ 1.18     $ 1.14     $ 1.00

Recognition and retention plan

The Company measures the unearned compensation cost of its Recognition and Retention Plan (the "RRP"), which is reflected as a reduction of stockholders' equity, by the fair value of the stock at the grant date. Unearned compensation cost is recognized as compensation expense over the vesting period.

Advertising costs

Advertising costs are expensed as incurred.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per common share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and unearned RRP shares, and are determined using the treasury stock method.


                                                   Years Ended June 30,
                                          -------------------------------------
                                                2004      2003      2002
                                                ----      ----      ----
                                          (In Thousands, except per share data)

Net income applicable to common stock          $1,875    $1,716    $1,627
                                               ======    ======    ======

Average number of common shares
 outstanding                                    1,449     1,399     1,535
Effect of dilutive options                         90        61        44
                                               ------    ------    ------
Average number of common shares
 Outstanding used to calculate diluted
 earning per common share                       1,539     1,460     1,579
                                               ======    ======    ======

For the year ended June 30, 2004, an average of 6,229 stock options were anti-dilutive and therefore excluded from the earnings per share calculation. For the years ended June 30, 2003 and 2002, there were no anti-dilutive stock options excluded from the earnings per share calculation.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Comprehensive income/loss (concluded)

The components of other comprehensive income/loss and related tax effects are as follows:


                                             Years Ended June 30,
                                         ---------------------------
                                           2004       2003      2002
                                           ----       ----      ----
                                               (In Thousands)

Unrealized holding gains (losses)
 on available-for-sale securities        $(2,413)    $ 763     $ 453
Reclassification adjustment for gains
 realized in income                         (519)      (95)      (45)
                                         -------     -----     -----
Net unrealized gains (losses)             (2,932)      668       408
Tax effect                                 1,112      (251)     (176)
                                         -------     -----     -----
Net-of-tax amount                        $(1,820)    $ 417     $ 232
                                         =======     =====     =====

Segments

The Company, through the branch network of its subsidiary, Medford Co-operative Bank, provides a broad range of financial services to individuals and businesses. These services include checking, savings and term certificate deposits, lending and ATM processing services. While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Recent accounting pronouncements

In January 2003, the FASB issued interpretation No. 46, "Consolidated of Variable Interest Entities," ("FIN 46") which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. In December 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. Application of FIN 46 resulted in Mystic Financial Capital Trust I and II being presented on the equity method instead of being consolidated, which had no material affect on the Company's consolidated financial statements.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

2.    SECURITIES

The amortized cost and estimated fair value of securities with gross unrealized gains and losses is as follows:


                                                  June 30, 2004
                                 ------------------------------------------------
                                                 Gross         Gross
                                 Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses       Value
                                 ---------    ----------    ----------     -----
                                                 (In Thousands)

Securities Available for Sale
-----------------------------
Debt Securities:

  U.S. Government and
   federal agency obligations     $ 2,444        $  -        $   (50)     $ 2,394
  Corporate                         8,549          73            (56)       8,566
  Mortgage-backed                  67,622          11         (1,794)      65,839
  Other                             8,775           -           (226)       8,549
                                  -------        ----        -------      -------
      Total debt securities        87,390          84         (2,126)      85,348
Marketable equity securities        3,022         476           (122)       3,376
                                  -------        ----        -------      -------
      Total                       $90,412        $560        $(2,248)     $88,724
                                  =======        ====        =======      =======


                                                  June 30, 2004
                                 ------------------------------------------------
                                                 Gross         Gross
                                 Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses       Value
                                 ---------    ----------    ----------     -----
                                                 (In Thousands)

Securities Held to Maturity
---------------------------
  U.S. Government and
   federal agency obligations     $11,287        $  2        $  (257)     $11,032
                                  -------        ----        -------      -------
      Total                       $11,287        $  2        $  (257)     $11,032
                                  =======        ====        =======      =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SECURITIES (continued)


                                                   June 30, 2003
                                 -------------------------------------------------
                                                 Gross         Gross
                                 Amortized    Unrealized    Unrealized      Fair
                                    Cost         Gains        Losses        Value
                                 ---------    ----------    ----------      -----
                                                 (In Thousands)

Securities Available for Sale
-----------------------------
Debt Securities:
  U.S. Government and
   federal agency obligations     $ 41,468      $  534        $   -       $ 42,002
  Corporate                          7,565         245         (155)         7,655
  Mortgage-backed                   58,414         634          (32)        59,016
  Other                              6,171           5          (11)         6,165
                                  --------      ------        -----       --------
      Total debt securities        113,618       1,418         (198)       114,838
Marketable equity securities         3,009         238         (214)         3,033
                                  --------      ------        -----       --------
      Total                       $116,627      $1,656        $(412)      $117,871
                                  ========      ======        =====       ========

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2004 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              June 30, 2004
                              --------------------------------------------
                               Available for Sale       Held to Maturity
                              --------------------    --------------------
                              Amortized     Fair      Amortized     Fair
                                 Cost       Value        Cost       Value
                              ---------     -----     ---------     -----
                                             (In Thousands)

Within 1 year                  $ 4,019     $ 4,055     $     -     $     -
Over 1 year to 5 years          13,500      13,300       2,500       2,489
Over 10 years                    2,249       2,154       8,787       8,543
Mortgage-backed securities      67,622      65,839           -           -
                               -------     -------     -------     -------
      Total                    $87,390     $85,348     $11,287     $11,032
                               =======     =======     =======     =======

During the years ended June 30, 2004, 2003 and 2002, proceeds from sales of securities available for sale amounted to $60,308,000, $30,848,000 and $1,967,000, respectively. Gross realized gains for 2004, 2003 and 2002 amounted to $742,000, $581,000 and $457,000, respectively, and gross realized losses amounted to $223,000, $486,000 and $412,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SECURITIES (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2004, aggregated by investment and length of time that individual securities have been in a continuous loss position follows:


                                                  June 30, 2004
                                 ------------------------------------------------
                                 Less Than Twelve Months      Over Twelve Months
                                 -----------------------    ---------------------
                                   Gross                      Gross
                                 Unrealized      Fair       Unrealized    Fair
                                   Losses        Value        Losses      Value
                                 ----------      -----      ----------    -----
                                                  (In Thousands)

Securities Available for Sale
-----------------------------
Debt Securities:
  U.S. Government and
   federal agency obligations      $   50        $ 2,394       $  -       $     -
  Corporate                             -              -         56         1,442
  Mortgage-backed                   1,165         48,360        629        14,763
  Other                               184          7,359         42         1,190
                                   ------        -------       ----       -------
      Total debt securities         1,399         58,113        727        17,395
Marketable equity securities           98            807         24           171
                                   ------        -------       ----       -------
      Total                        $1,497        $58,920       $751       $17,566
                                   ======        =======       ====       =======

Securities Held to Maturity
---------------------------
  U.S. Government and
   federal agency obligations      $  257        $ 9,530       $  -       $     -
                                   ------        -------       ----       -------
      Total                        $  257        $ 9,530       $  -       $     -
                                   ======        =======       ====       =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

SECURITIES (concluded)

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2004, fifty-eight (58) debt securities had unrealized losses with aggregate depreciation of 3.0% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. Unrealized losses on debt securities are generally attributable to changes in interest rates. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2004, twenty-three (23) marketable equity securities had unrealized losses with aggregate depreciation of 11.0% from the Company's cost basis. Two (2) equity securities with unrealized losses have existed for twelve months or more, and twenty-one (21) equity securities with unrealized losses have existed for an average of four months. No credit issues have been identified that caused management to believe the declines in market value are other than temporary.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

3.    LOANS

A summary of the balances of loans follows:


                                        June 30,
                                  ---------------------
                                    2004         2003
                                    ----         ----
                                     (In Thousands)

Mortgage loans on real estate:
  Fixed-rate residential          $ 96,213     $ 97,477
  Adjustable-rate residential       71,488       67,986
  Commercial                        80,071       69,785
  Construction                      26,069       16,557
  Home equity lines of credit       18,171        9,385
                                  --------     --------
                                   292,012      261,190
                                  --------     --------

Other loans:
  Commercial                        11,055       10,332
  Commercial lines of credit        10,525        9,918
  Personal                             687          767
                                  --------     --------
                                    22,267       21,017
                                  --------     --------
      Total loans                  314,279      282,207
  Net deferred loan costs               64           89
  Allowance for loan losses         (2,537)      (2,347)
                                  --------     --------
      Loans, net                  $311,806     $279,949
                                  ========     ========

An analysis of the allowance for loan losses follows:


                                    Years Ended June 30,
                                ----------------------------
                                 2004       2003       2002
                                 ----       ----       ----
                                       (In Thousands)

Balance at beginning of year    $2,347     $2,063     $1,784
Provision for loan losses          584        300        305
Recoveries                          15         24          4
Charge-offs                       (409)       (40)       (30)
                                ------     ------     ------

Balance at end of year          $2,537     $2,347     $2,063
                                ======     ======     ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

LOANS (concluded)

At June 30, 2004 and 2003, the recorded investment in impaired loans amounted to $2,222,000 and $209,000, respectively, none of which related to loans with a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans. The average investment in impaired loans for the years ended June 30, 2004, 2003, and 2002 amounted to $1,727,000, $365,000 and $28,000, respectively, and interest income recognized on a cash basis on impaired loans amounted to $21,000, $1,000 and $1,000, respectively. Non-accrual loans amounted to $1,822,000 and $223,000 at June 30, 2004 and 2003, respectively.

4.    SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $46,030,000 and $38,924,000 at June 30, 2004 and 2003, respectively.
All loans serviced for others were sold without recourse provisions.

The balance of capitalized servicing rights included in other assets at June 30, 2004 and 2003 amounted to $318,000 and $248,000, respectively. The fair value of servicing rights approximates carrying value at June 30, 2004 and 2003.

Mortgage servicing rights capitalized during the year ended June 30, 2004 and June 30, 2003 amounted to $182,000 and $276,000, respectively. Mortgage servicing rights amortized during the year ended June 30, 2004 and June 30, 2003 amounted to $112,000 and $28,000, respectively.

5.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment is as follows:


                                                        June 30,
                                                  -------------------
                                                    2004        2003
                                                    ----        ----
                                                     (In Thousands)

Banking premises:
  Land                                            $   242     $   242
  Buildings and improvements                        2,471       2,539
  Leasehold improvements                              568         568
Equipment                                           4,174       3,227
                                                  -------     -------
                                                    7,455       6,576
Less accumulated depreciation and amortization     (4,161)     (3,527)
                                                  -------     -------
                                                  $ 3,294     $ 3,049
                                                  =======     =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

BANKING PREMISES AND EQUIPMENT (concluded)

Depreciation and amortization expense for the years ended June 30, 2004, 2003 and 2002 amounted to $600,000, $467,000 and $323,000, respectively.

6.    REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment represents property adjacent to the Company's main office which is primarily leased as commercial retail and office space. The Company occupies a portion of the building for its own activities. A summary of the cost and accumulated depreciation is as follows:


                                      June 30,
                                 -----------------
                                  2004       2003
                                  ----       ----
                                   (In Thousands)

Land                             $   34     $   34
Building                          2,297      2,297
                                 ------     ------
                                  2,331      2,331
Less accumulated depreciation      (861)      (790)
                                 ------     ------
                                 $1,470     $1,541
                                 ======     ======

Depreciation expense for the years ended June 30, 2004, 2003 and 2002 amounted to $71,000, $75,000 and $63,000, respectively.

The following is a schedule of minimum future rental income on noncancelable leases:


Year Ending
  June 30,                         Amount
-----------                        ------
                               (In Thousands)

    2005                            $ 84
    2006                              42
    2007                              16
                                    ----
                                    $142
                                    ====

The provisions of the lease agreements provide that the tenants are responsible for utilities and certain repairs. Certain of the leases also contain provisions that the tenants are responsible for a percentage of real estate taxes and certain other costs.

Rental income for the years ended June 30, 2004, 2003 and 2002 amounted to $118,000, $124,000 and $136,000, respectively.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

7.    DEPOSITS

A summary of deposit balances by type is as follows:


                                               June 30,
                                         --------------------
                                           2004        2003
                                           ----        ----
                                            (In Thousands)

NOW accounts                             $ 26,292    $ 26,342
IOLTA accounts                             12,505      28,659
Demand deposits                            36,066      25,871
Regular and other deposits                 83,001      69,015
Money market deposits                      54,968      51,719
                                         --------    --------
      Total non-certificate accounts      212,832     201,606
                                         --------    --------

Term certificates less than $100,000       83,532      85,306
Term certificates of $100,000 or more      55,043      56,652
                                         --------    --------
      Total certificate accounts          138,575     141,958
                                         --------    --------

      Total deposits                     $351,407    $343,564
                                         ========    ========

A summary of certificate accounts, by maturity, is as follows:


                               June 30, 2004           June 30, 2003
                           --------------------    --------------------
                                       Weighted                Weighted
                                       Average                 Average
                            Amount       Rate       Amount      Rate
                            ------     --------     ------     --------
                                      (Dollars In Thousands)

Within 1 year              $ 62,762      1.91%     $102,616     3.22%
Over 1 year to 3 years       64,588      3.12        30,982     3.58
Over 3 years to 5 years      11,225      3.91         8,360     4.22
                           --------                --------

                           $138,575      2.64%     $141,958     3.36%
                           ========                ========

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

8.    FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings consist of the following at June 30, 2004 and 2003:


                                     Amount          Weighted Average Rate
                               ------------------    ---------------------
         Maturity                2004       2003         2004      2003
---------------------------      ----       ----         ----      ----
                               (In Thousands)

Year Ending June 30,
--------------------
2004                           $     -    $10,600          -%     4.71%
2005 (1)                        28,300      7,000       2.60      6.85
2006                               600        600       6.05      6.05
2007 (2)                         3,000      7,000       6.16      5.37
2008 (3)                         1,200      1,200       5.59      5.59
Thereafter (4)                  14,000     14,000       4.88      4.88
Amortizing advance, due on
 August 14, 2006, requiring
 monthly payments of $7,793
 including interest                761        800       6.97      6.97
                               -------    -------
                               $47,861    $41,200       3.68%     5.33%
                               =======    =======

<F1>  Includes advances aggregating $6,000,000, callable on September 1,
      2004.
<F2>  Includes advances aggregating $3,000,000, callable on July 26, 2004.
<F3>  Advance callable on August 11, 2004.
<F4>  Includes advances aggregating $2,000,000, $2,000,000, $2,000,000,
      $5,000,000 and $3,000,000, callable on July 8, 2004, July 26, 2004,
      August 9, 2004, August 12, 2004 and September 20, 2004, respectively.

During the years ended, June 30, 2004 and 2003, advances aggregating $5,000,000 and $5,400,000, respectively, were prepaid resulting in prepayment penalties of $298,000 and $468,000, respectively, which were included in operating expense when incurred.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

9.    SUBORDINATED DEBT

In April 2002, Mystic Financial Capital Trust I (the "Trust") was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2032, callable at the option of the Company on April 22, 2007, with the prior approval of the Federal Reserve Board. Using interest payments made by the Company on the debentures, the Trust pays semi-annual dividends to preferred security holders. The interest payable on the subordinated debentures and the cumulative dividends payable on the preferred securities is equal to a floating rate of 5.07% at June 30, 2004. Interest payments on these securities are payable semi-annually in arrears on April 22nd and October 22nd. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years.

In February 2003, Mystic Financial Capital Trust II (the "Trust") was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale of these securities in subordinated debentures issued by the Company. A total of $7 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2033, callable at the option of the Company on February 15, 2008, with the prior approval of the Federal Reserve Board. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. The interest payable on the subordinated debentures and the cumulative dividends payable on the preferred securities is equal to a floating rate of 4.50% at June 30, 2004. Interest payments on these securities are payable every three months in arrears on February 15th, May 15th, August 15th and November 15th. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

10.   INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:


                                        Years Ended June 30,
                                     --------------------------
                                      2004      2003      2002
                                      ----      ----      ----
                                           (In Thousands)

Current tax provision:
  Federal                            $  962    $  871    $  967
  State                                 103       226       311
                                     ------    ------    ------
      Total current                   1,065     1,097     1,278
                                     ------    ------    ------

Deferred tax provision (benefit):
  Federal                               (74)       12      (189)
  State                                 (25)        5       (58)
                                     ------    ------    ------
      Total deferred                    (99)       17      (247)
                                     ------    ------    ------

      Total provision                $  966    $1,114    $1,031
                                     ======    ======    ======

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                              Years Ended June 30,
                                             ----------------------
                                             2004     2003     2002
                                             ----     ----     ----

Statutory rate                               34.0%    34.0%    34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit     1.8      5.4      6.3
  Other, net                                 (1.8)       -     (1.5)
                                             ----     ----     ----

Effective tax rate                           34.0%    39.4%    38.8%
                                             ====     ====     ====

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

INCOME TAXES (continued)

The components of the net deferred tax asset included in other assets are as follows:


                                   June 30,
                              -----------------
                               2004       2003
                               ----       ----
                                (In Thousands)

Deferred tax asset:
  Federal                     $1,470     $  888
  State                          519        299
                              ------     ------
                               1,989      1,187
Valuation reserve on asset       (24)       (24)
                              ------     ------
                               1,965      1,163
                              ------     ------

Deferred tax liability:
  Federal                       (219)      (547)
  State                          (76)      (157)
                              ------     ------
                                (295)      (704)
                              ------     ------

Net deferred tax asset        $1,670     $  459
                              ======     ======

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                   June 30,
                                                               ----------------
                                                                2004       2003
                                                                ----       ----
                                                                (In Thousands)

Allowance for loan losses                                      $1,038     $ 960
Net unrealized loss (gain) on securities available for sale       635      (477)
Other                                                              21         -
                                                               ------     -----
                                                                1,694       483
Valuation reserve                                                 (24)      (24)
                                                               ------     -----

Net deferred tax asset                                         $1,670     $ 459
                                                               ======     =====

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:


                                                       Years Ended June 30,
                                                    -------------------------
                                                     2004      2003      2002
                                                     ----      ----      ----
                                                          (In Thousands)

Balance at beginning of year                        $  459    $ 727     $ 656
Deferred tax benefit (provision)                        99      (17)      247
Deferred tax (benefit) on net unrealized gain on
 securities available for sale                       1,112     (251)     (176)
                                                    ------    -----     -----

Balance at end of year                              $1,670    $ 459     $ 727
                                                    ======    =====     =====

There was no change in the valuation reserve during the years ended June 30, 2004, 2003 and 2002.

The federal income tax reserve for loan losses at the Company's base year amounted to $2,663,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $1,090,000 has not been provided.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (continued)

Loan commitments (concluded)

The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:


                                                        June 30,
                                                   ------------------
                                                     2004       2003
                                                     ----       ----
                                                     (In Thousands)

Commitments to grant mortgage loans                $ 7,655    $ 9,209
Commitments to grant commercial loans               21,032      9,370
Unadvanced funds on home equity lines of credit     27,843     11,555
Unadvanced funds on commercial lines of credit      11,055      9,920
Unadvanced funds on construction loans              31,859     14,016
Standby letters of credit                              655        927

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The commitments for mortgage loans, construction loans and home equity lines of credit are collateralized by real estate. Commercial loans and lines of credit are secured by various assets of the borrowers.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit outstanding as of June 30, 2004 have expiration dates within ten years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (continued)

Directors' retirement plan

The Company has a retirement plan for non-employee Directors of the Company. Under the Plan, eligible Directors will receive a lump sum benefit equal to three times their annual compensation (as defined), upon retirement from the Board of Directors, death, disability or upon a change of control (as defined). The liability for the benefits is being accrued through the Directors eligible retirement age. Total expense under this Plan amounted to $92,000, $158,000 and $34,000 for the years ended June 30, 2004, 2003 and
2002, respectively.

Severance pay plan

The Bank has established a severance pay plan which entitles eligible employees to receive a lump sum benefit equal to a maximum of 26 weeks of salary in the event of a change of control (as defined).

Lease commitments

Pursuant to the terms of the noncancelable lease agreements in effect at June 30, 2004, the future minimum rent commitments for leased premises are as follows:


Year Ending
  June 30,                           Amount
-----------                          ------
                                 (In Thousands)

    2005                             $  380
    2006                                298
    2007                                298
    2008                                292
    2009                                159
Thereafter                              312
                                     ------

    Total                            $1,739
                                     ======

The leases contain options to extend for two to four five-year periods and contain provisions for reimbursement of real estate taxes and certain other costs. The costs of such options and reimbursements are not included above. Rent expense for the years ended June 30, 2004, 2003 and 2002 amounted to $448,000, $385,000 and $333,000, respectively.

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY (concluded)

Minimum regulatory capital requirements (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                      Minimum
                                                                                     To Be Well
                                                                 Minimum         Capitalized Under
                                                                 Capital         Prompt Corrective
                                              Actual           Requirement       Action Provisions
                                         ----------------    ----------------    -----------------
                                          Amount    Ratio     Amount    Ratio     Amount     Ratio
                                          ------    -----     ------    -----     ------     -----
                                                           (Dollars In Thousands)

June 30, 2004:
Total Capital to Risk Weighted Assets
  Consolidated                           $42,499    16.3%    $20,842     8.0%        N/A      N/A
  Bank                                    39,302     15.1     20,779     8.0     $25,973     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                            36,964     14.2     10,421     4.0         N/A      N/A
  Bank                                    36,596     14.1     10,389     4.0      15,584      6.0
Tier I Capital to Average Assets
  Consolidated                            36,964     8.6      17,192     4.0         N/A      N/A
  Bank                                    36,596     8.6      17,095     4.0      21,368      5.0

June 30, 2003:
Total Capital to Risk Weighted Assets
  Consolidated                          $36,326     14.7%    $19,775     8.0%        N/A      N/A
  Bank                                   37,730     15.4      19,583     8.0     $24,479     10.0%
Tier I Capital to Risk Weighted Assets
  Consolidated                           33,968     13.7       9,888     4.0         N/A      N/A
  Bank                                   35,372     14.5       9,792     4.0      14,688      6.0
Tier I Capital to Average Assets
  Consolidated                           33,968      8.2      16,657     4.0         N/A      N/A
  Bank                                   35,372      8.5      16,589     4.0      20,737      5.0

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

13.   RELATED PARTY TRANSACTIONS

At June 30, 2004 and 2003, total loans to directors and officers of the Bank which exceeded $60,000 in the aggregate to each related party, totaled $4,237,000 and $4,128,000, respectively. During the years ended June 30, 2004 and 2003, total principal additions were $786,000 and $2,587,000, respectively, and total principal payments were $677,000 and $2,074,000, respectively.

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

Total pension expense for the years ended June 30, 2004, 2003 and 2002 amounted to $303,000, $167,000 and $127,000, respectively.

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

Total expense for the 401(k) plan for the years ended June 30, 2004, 2003 and 2002 amounted to $102,000, $87,000 and $72,000, respectively.

Employee stock ownership plan ("ESOP")

The Company has an ESOP for the benefit of eligible employees who have attained age 21 and have completed one year of service.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

EMPLOYEE BENEFIT PLANS (continued)

Employee stock ownership plan (concluded)

The Company loaned the ESOP $3,194,000 to fund the purchase of 227,735 shares of common stock of the Company in open-market purchases following completion of the Bank's conversion from mutual to stock form. The Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the loan. The loan is for a term of 10 years, bears interest at 8% per annum and requires annual principal payments of $319,000 plus interest through December 2007.

Shares purchased by the ESOP are pledged as collateral for the loan, and are held in a suspense account until released for allocation among participants in the ESOP as the loan is repaid. The pledged shares are released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares are allocated among the accounts of participants on the basis of the participant's compensation for the year of allocation. Benefits generally become vested at the rate of 20% per year with vesting to begin after an employee's completion of three years of service and full vesting to occur after seven years of service. Participants also become immediately vested upon termination of employment due to death, retirement at age 65 or older, permanent disability or upon the occurrence of a change of control. Upon the effective date of a Change in Control, as defined, all benefits become fully vested. Forfeitures are reallocated among remaining participating employees, in the same proportion as contributions. Vested benefits may be paid in a single sum or installment payments and are payable upon death, retirement at age 65 or older, disability or separation from service.

Shares held by the ESOP include the following:


                                                 June 30,
                                         ------------------------
                                            2004          2003
                                            ----          ----

Allocated                                   139,842       122,954
Committed to be Allocated                    10,619        11,251
Unallocated                                  71,659        93,530
                                         ----------    ----------

      Total                                 222,120       227,735
                                         ==========    ==========

Fair value of unallocated ESOP shares    $2,304,000    $1,960,000
                                         ==========    ==========

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.

Total expense applicable to the ESOP amounted to $605,000, $400,000 and $365,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

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

A summary of the status of the Company's stock option plan is as follows:


                                                                Years Ended June 30,
                                          -----------------------------------------------------------------
                                                  2004                   2003                   2002
                                          -------------------    -------------------    -------------------
                                                     Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                                     Exercise               Exercise               Exercise
                                          Shares      Price      Shares      Price      Shares      Price
                                          ------     --------    ------     --------    ------     --------

Fixed Options:
  Outstanding at beginning of year        165,505     $11.71     160,465     $11.49     172,243    $11.49
  Granted                                  11,231      28.57       9,135      16.55           -         -
  Exercised                                23,476      11.70       4,095      12.01       3,150     11.49
  Forfeited                                 1,680      16.55           -          -       8,628     11.49
                                          -------                -------                -------

Outstanding at end of year                151,580     $12.96     165,505     $11.71     160,465    $11.49
                                          =======                =======                =======

Options exercisable at year-end           140,390     $11.90     149,268     $11.57     118,496    $11.49

Weighted average fair value of options
 granted during the year                              $ 6.97                 $ 3.82                $    -
                                                      ======                 ======                ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

EMPLOYEE BENEFIT PLANS (continued)

Stock option plan (concluded)

Information pertaining to options outstanding at June 30, 2004 is as follows:


                      Options Outstanding               Options Exercisable
            --------------------------------------    -----------------------
                            Weighted
                             Average      Weighted                   Weighted
                            Remaining      Average                   Average
Exercise       Number      Contractual    Exercise       Number      Exercise
  Price     Outstanding        Life         Price     Exercisable     Price
--------    -----------    -----------    --------    -----------    --------

 $11.49       134,304          4.75        $11.49       134,304       $11.49
 $16.55         6,045          8.50        $16.55         3,840       $16.55
 $28.57        11,231          9.50        $28.57         2,246       $28.57
              -------                                   -------
              151,580                                   140,390
              =======                                   =======

The fair value of option grants is estimated on the date of grant using the Bloomberg option-pricing model with the following weighted-average assumptions:


                           Years Ended June 30,
                           --------------------
                              2004      2003
                              ----      ----

Dividend yield                1.33%     1.96%
Expected life in years           5       6.5
Expected volatility          26.11%    20.58%
Risk-free interest rate       2.92%     4.03%

There were no option grants for the year ended June 30, 2002.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

EMPLOYEE BENEFIT PLANS (concluded)

Recognition and retention plan

On March 24, 1999, the Company's stockholders approved the Company's adoption of the 1999 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. The RRP is authorized to acquire no more than 108,089 shares of Common stock in the open market. Shares granted vest equally each year over three - or five - year periods. In the event of a change in control, all awarded shares become immediately vested. The aggregate purchase price of all shares acquired by the RRP was reflected as a reduction of stockholders' equity and is amortized to compensation expense as the Company's employees and directors become vested in their stock awards. During the years ended June 30, 2004, 2003, and 2002, awards were granted with respect to 0, 4,095, and 0 shares, respectively. Shares forfeited during the years ended June 30, 2004, 2003 and 2002 amounted to 420, 0 and 4,078 shares, respectively. As of June 30, 2004, 88,923 vested shares had been distributed to eligible participants. Compensation expense amounted to $106,000, $230,000 and $211,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Compensation expense is based on the fair value of the common stock on the vesting date.

15.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. Accordingly, at June 30, 2004, $20,779,000 of the Company's equity in the Bank was restricted and funds available for loans and advances amounted to $3,720,000.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:


                                                         June 30,
                                       -------------------------------------------
                                               2004                    2003
                                       --------------------    -------------------
                                       Carrying      Fair      Carrying      Fair
                                        Amount       Value      Amount       Value
                                       --------      -----     --------      -----
                                       (In Thousands)

Financial assets;
  Cash and cash equivalents            $ 15,701    $ 15,701    $ 19,800    $ 19,800
  Securities available for sale          88,724      88,724     117,871     117,871
  Securities held to maturity            11,287      11,032           -           -
  Federal Home Loan Bank stock            3,234       3,234       2,932       2,932
  Loans, net                            311,806     312,990     279,949     293,524
  Accrued interest receivable             1,647       1,647       1,780       1,780

Financial liabilities:
  Deposits                              351,407     351,667     343,564     346,367
  Federal Home Loan Bank borrowings      47,861      49,321      41,200      45,310
  Subordinated debt                      12,373      12,372      12,373      12,377
  Accrued interest payable                  421         421         568         568

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

17.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Mystic Financial, Inc., is as follows:

                               BALANCE SHEETS
                               --------------


                                                           June 30,
                                                    ---------------------
                                                      2004         2003
                                                      ----         ----
                                                        (In Thousands)

Assets
------

Cash and due from banks                             $    242     $     60
Federal funds sold                                       910          146
Short-term investments                                 1,187        1,147
                                                    --------     --------
      Total cash and cash equivalents                  2,339        1,353

Loan to Mystic Financial, Inc. ESOP                    1,377        1,696
Investment in common stock of Trusts                     373          373
Investment in common stock of Bank                    35,526       36,131
Other assets                                           1,301          878
                                                    --------     --------

      Total assets                                  $ 40,916     $ 40,431
                                                    ========     ========

Liabilities and Stockholders' Equity
------------------------------------

Subordinated debt                                   $ 12,373     $ 12,373
Accrued expenses and other liabilities                 1,803        1,814
                                                    --------     --------
      Total liabilities                               14,176       14,187

Stockholders' equity:
  Preferred stock                                          -            -
  Common Stock                                            27           27
  Additional paid-in capital                          27,071       25,819
  Retained earnings                                   17,998       18,338
  Treasury stock, at cost                            (16,136)     (17,131)
  Accumulated other comprehensive income (loss)       (1,053)         767
  Unearned ESOP shares                                  (983)      (1,293)
  Unearned RRP shares                                   (184)        (283)
                                                    --------     --------
      Total stockholders' equity                      26,740       26,244
                                                    --------     --------

      Total liabilities and stockholders' equity    $ 40,916     $ 40,431
                                                    ========     ========

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                            STATEMENTS OF INCOME
                            --------------------


                                                       Years Ended June 30,
                                                   ----------------------------
                                                    2004       2003       2002
                                                    ----       ----       ----
                                                          (In Thousands)

Income:
  Dividend from Bank                               $1,343     $    -     $5,250
  Interest on investments                              14         48         49
  Interest on ESOP loan                               123        149        174
  Miscellaneous income                                  1          1          2
                                                   ------     ------     ------
      Total income                                  1,481        198      5,475

Operating expenses                                  1,180        688        334
                                                   ------     ------     ------

Income (loss) before income taxes and equity in
 undistributed income of Bank                         301       (490)     5,141
Income tax benefit                                   (352)      (175)       (44)
                                                   ------     ------     ------
                                                     (653)      (315)     5,185
Equity in undistributed income (excess) of Bank     1,222      2,031     (3,558)
                                                   ------     ------     ------

      Net income                                   $1,875     $1,716     $1,627
                                                   ======     ======     ======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                          STATEMENTS OF CASH FLOWS
                          ------------------------


                                                               Years Ended June 30,
                                                          ------------------------------
                                                            2004        2003       2002
                                                            ----        ----       ----
                                                                  (In Thousands)

Cash flows from operating activities:
  Net income                                              $ 1,875     $ 1,716    $ 1,627
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Equity in undistributed income of Bank                 (2,565)     (2,031)     (1,692)
    Dividend received from Bank                             1,343           -       5,250
    Amortization of unearned ESOP shares                      606         400         365
    Amortization of unearned RRP shares                        99         223         201
    Other, net                                                (46)       (666)       (144)
                                                          -------     -------     -------
      Net cash provided (used) by operating activities      1,312        (358)      5,607

Cash flows from investing activities:                           -      (9,500)          -
                                                          -------     -------     -------
  Additional investment in Bank                                 -      (9,500)          -
                                                          -------     -------     -------
      Net cash used by investing activities

Cash flows from financing activities:
  Proceeds from issuance of subordinated debt                   -       7,217       5,155
  Purchase of treasury stock                                   (7)         (7)     (7,069)
  Proceeds from exercise of stock options                     280          49          36
  Cash dividends paid                                        (599)       (477)       (484)
                                                          -------     -------     -------
      Net cash provided (used) by financing activities       (326)      6,782      (2,362)
                                                          -------     -------     -------

Net change in cash and cash equivalents                       986      (3,076)      3,245

Cash and cash equivalents at beginning of year              1,353       4,429       1,184
                                                          -------     -------     -------

Cash and cash equivalents at end of year                  $ 2,339     $ 1,353     $ 4,429
                                                          =======     =======     =======

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

18. QUARTERLY DATA (UNAUDITED)


                                                                   Years Ended June 30,
                                -------------------------------------------------------------------------------------------
                                                    2004                                            2003
                                -------------------------------------------     -------------------------------------------
                                Fourth      Third       Second      First       Fourth      Third       Second      First
                                Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                -------     -------     -------     -------     -------     -------     -------     -------
                                                           (In Thousands, Except Per Share Data)

Interest and dividend income    $ 5,332     $ 5,354     $ 5,393     $ 5,298     $ 5,388     $ 5,398     $ 5,339     $ 5,263
Interest expense                 (1,879)     (1,962)     (2,140)     (2,257)     (2,434)     (2,571)     (2,690)     (2,647)
                                -------     -------     -------     -------     -------     -------     -------     -------

Net interest income               3,453       3,392       3,253       3,041       2,954       2,827       2,649       2,616
Provision for loan losses          (133)        (52)       (312)        (87)       (100)        (75)        (50)        (75)
                                -------     -------     -------     -------     -------     -------     -------     -------

Net interest income, after
 provision for loan losses        3,320       3,340       2,941       2,954       2,854       2,752       2,599       2,541
Non-interest income                 448         408         538         324         672         581         452         460
Non-interest expense (1) (2)     (2,845)     (2,865)     (3,135)     (2,587)     (2,911)     (2,487)     (2,439)     (2,244)
                                -------     -------     -------     -------     -------     -------     -------     -------

Income before income taxes          923         883         344         691         615         846         612         757

Provision for income taxes         (297)       (319)        (99)       (251)       (264)       (310)       (248)       (292)
                                -------     -------     -------     -------     -------     -------     -------     -------

Net income                      $   626     $   564     $   245     $   440     $   351     $   536     $   364     $   465
                                =======     =======     =======     =======     =======     =======     =======     =======

Basic earnings per share        $  0.42     $  0.39     $  0.17     $  0.31     $  0.25     $  0.38     $  0.26     $  0.34
                                =======     =======     =======     =======     =======     =======     =======     =======
Diluted earnings per share      $  0.41     $  0.36     $  0.16     $  0.29     $  0.24     $  0.37     $  0.25     $  0.32
                                =======     =======     =======     =======     =======     =======     =======     =======

<F1>  During the fourth quarter 2003, non-interest expense included a prepayment penalty on FHLB advances of $468,000.
<F2>  During the second quarter 2004, non-interest expense included a prepayment penalty on FHLB advances of $298,000.