Form 10-Q
period 2004-09-30
MYSTIC FINANCIAL INC
filed 2004-11-15
CIK 1044880

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2004



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



                               (781) 395-2800
            (Registrant's telephone number, including area code)


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


As of November 10, 2004, 1,565,945 shares of the registrant's common stock were outstanding.

                   MYSTIC FINANCIAL, INC. AND SUBSIDIARIES

                                    INDEX


PART I    FINANCIAL INFORMATION                                           Page
          ---------------------                                           ----

Item 1    Financial Statements

          Consolidated Balance Sheets - September 30, 2004
           and June 30, 2004                                                3

          Consolidated Statements of Income - Three Months
           Ended September 30, 2004 and 2003                                4

          Consolidated Statements of Changes in Stockholders' Equity -
           Three Months Ended September 30, 2004 and 2003                   5

          Consolidated Statements of Cash Flows - Three Months
           Ended September 30, 2004 and 2003                                6

          Notes to Unaudited Consolidated Financial Statements -
           September 30, 2004                                               7

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12

Item 3    Quantitative and Qualitative Disclosures About
           Market Risk                                                     24

Item 4    Controls and Procedures                                          24


PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                25

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds      25

Item 3    Defaults Upon Senior Securities                                  25

Item 4    Submission of Matters to a Vote of Security Holders              25

Item 5    Other Information                                                25

Item 6    Exhibits                                                         25


SIGNATURES                                                                 26
----------

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         Consolidated Balance Sheets
                               (In Thousands)


                                                                               September 30,    June 30,
                                                                                   2004           2004
                                                                               -------------    --------
                                                                                      (Unaudited)

Assets
  Cash and due from banks                                                        $ 12,645       $ 10,761
  Federal funds sold                                                                1,918          3,214
  Short-term investments                                                            1,756          1,726
                                                                                 --------       --------

    Total cash and cash equivalents                                                16,319         15,701

  Securities available for sale, at fair value                                     66,132         88,724
  Securities held to maturity (fair value approximates $9,744 and $11,032,
   respectively)                                                                    9,787         11,287
  Federal Home Loan Bank stock, at cost                                             3,701          3,234
  Loans, net of allowance for loan losses of $2,716 and $2,537,
   respectively                                                                   332,362        311,806
  Bank premises and equipment, net                                                  3,138          3,294
  Real estate held for investment, net                                              1,453          1,470
  Foreclosed real estate                                                            1,532              -
  Accrued interest receivable                                                       1,543          1,647
  Due from Co-operative Central Bank                                                  929            929
  Other assets                                                                      2,526          3,100
                                                                                 --------       --------
                                                                                 $439,422       $441,192
                                                                                 ========       ========

Liabilities and Stockholders' Equity
  Deposits                                                                       $339,148       $351,407
  Federal Home Loan Bank borrowings                                                57,052         47,861
  Subordinated debt                                                                12,373         12,373
  Mortgagors' escrow accounts                                                       1,095            967
  Accrued interest payable                                                            522            421
  Accrued expenses and other liabilities                                            1,480          1,423
                                                                                 --------       --------
    Total liabilities                                                             411,670        414,452
                                                                                 --------       --------

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued             -              -
  Common stock, $.01 par value, 5,000,000 shares authorized; 2,746,501 and
   2,746,501 issued, respectively                                                      27             27
  Additional paid-in capital                                                       27,199         27,071
  Retained earnings                                                                18,035         17,998
  Treasury stock, at cost, 1,180,556 shares and 1,180,556 shares,
   respectively                                                                   (16,136)       (16,136)
  Accumulated other comprehensive (loss)                                             (283)        (1,053)
  Unearned ESOP shares, 66,349 shares and 71,659 shares, respectively                (909)          (983)
  Unearned RRP stock, 18,300 and 18,589 shares, respectively                         (181)          (184)
                                                                                 --------       --------
    Total stockholders' equity                                                     27,752         26,740
                                                                                 --------       --------
                                                                                 $439,422       $441,192
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                                               Three Months Ended
                                                         September 30,    September 30,
                                                             2004             2003
                                                         -------------    -------------
                                                                  (Unaudited)

Interest and dividend income:
  Interest and fees on loans                                $4,548           $4,313
  Interest and dividends on securities                         835              961
  Other interest                                                19               24
                                                            ------           ------
    Total interest and dividend income                       5,402            5,298
                                                            ------           ------

Interest expense:
  Deposits                                                   1,298            1,541
  Federal Home Loan Bank borrowings                            492              573
  Subordinated Debt                                            149              143
                                                            ------           ------
    Total interest expense                                   1,939            2,257
                                                            ------           ------
Net interest income                                          3,463            3,041
Provision for loan losses                                      179               87
                                                            ------           ------
Net interest income, after provision for loan losses         3,284            2,954
                                                            ------           ------

Non-interest income:
  Customer service fees                                        270              215
  Gain on sales of securities available for sale, net           21               45
  Gain on sales of loans                                         -               63
  Other                                                          2                1
                                                            ------           ------
    Total non-interest income                                  293              324
                                                            ------           ------
Non-interest expense:
  Salaries and employee benefits                             1,683            1,523
  Occupancy and equipment expenses                             372              352
  Data processing expenses                                     130              103
  Professional fees                                            576              181
  Other general and administrative expenses                    480              428
                                                            ------           ------
    Total non-interest expense                               3,241            2,587
                                                            ------           ------

Income before income taxes                                     336              691
Provision for income taxes                                     131              251
                                                            ------           ------
Net income                                                  $  205           $  440
                                                            ======           ======

Earnings per share-basic                                    $ 0.14           $ 0.31
                                                            ======           ======

Weighted average shares outstanding - basic                  1,479            1,425
                                                            ======           ======

Earnings per share-diluted                                  $ 0.13           $ 0.29
                                                            ======           ======

Weighted average shares outstanding - diluted                1,580            1,503
                                                            ======           ======

   See accompanying notes to unaudited consolidated financial statements.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
         Consolidated Statements of Changes in Stockholders' Equity
               Three Months Ended September 30, 2004 and 2003
                               (In Thousands)
                                 (Unaudited)


                                                                                  Accumulated
                                                Additional                           Other      Unearned  Unearned      Total
                                        Common   Paid-In    Retained  Treasury   Comprehensive    ESOP      RRP     Stockholders'
                                        Stock    Capital    Earnings   Stock     Income (Loss)   Shares    Stock       Equity
                                        ------  ----------  --------  --------   -------------  --------  --------  --------------

Balance at June 30, 2004                 $27     $27,071    $17,998   $(16,136)    $(1,053)     $  (983)   $(184)      $26,740
Comprehensive income:
  Net income                               -           -        205          -           -            -        -           205
  Net unrealized gain on securities
   available for sale, net of tax
   effects                                 -           -          -          -         770            -        -           770
    Total comprehensive income             -           -          -          -           -            -        -           975
Dividends declared and paid ($0.115
 per share)                                -           -       (168)         -           -            -        -          (168)
Decrease in unearned ESOP shares           -         128          -          -           -           74        -           202
Decrease in unearned RRP stock             -           -          -          -           -            -        3             3
                                         ---     -------    -------   --------     -------      -------    -----       -------
Balance at September 30, 2004            $27     $27,199    $18,035   $(16,136)    $  (283)     $  (909)   $(181)      $27,752
                                         ===     =======    =======   ========     =======      =======    =====       =======

Balance at June 30, 2003                 $27     $25,819    $18,338   $(17,131)    $   767      $(1,293)   $(283)      $26,244
Comprehensive income:
  Net income                               -           -        440          -           -            -        -           440
  Net unrealized loss on securities
   available for sale, net of tax
   effects                                 -           -          -          -        (501)           -        -          (501)
    Total comprehensive income             -           -          -          -           -            -        -           (61)
Stock dividend - 5%                        -         614     (1,616)     1,002           -            -        -             -
Dividends declared and paid ($0.10
 per share)                                -           -       (143)         -           -            -        -          (143)
Stock options exercised (420 shares)       -           7          -          -           -            -        -             7
Decrease in unearned ESOP shares           -          45          -          -           -           79        -           124
Decrease in unearned RRP stock             -           -          -          -           -            -       54            54
                                         ---     -------    -------   --------     -------      -------    -----       -------
Balance at September 30, 2003            $27     $26,485    $17,019   $(16,129)    $   266      $(1,214)   $(229)      $26,225
                                         ===     =======    =======   ========     =======      =======    =====       =======

   See accompanying notes to unaudited consolidated financial statements

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                                          Three Months Ended
                                                                    September 30,    September 30,
                                                                        2004             2003
                                                                    -------------    -------------
                                                                             (Unaudited)

Cash flows from operating activities:
  Net income                                                          $     205        $     440
  Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses                                                 179               87
  Net accretion of securities                                              (147)             (36)
  Amortization of unearned ESOP shares                                      202              124
  Amortization of unearned RRP stock                                          3               54
  Gain on sales of securities available for sale, net                       (21)             (45)
  Gain on sales of loans, net                                                 -              (63)
  Depreciation and amortization of servicing rights                         178              189
  Net change in mortgage loans held for sale                                  -          (13,361)
  Decrease (increase) in accrued interest receivable                        104              (35)
  Increase in other assets                                               (1,120)            (382)
  Increase (decrease) in accrued expenses and other liabilities             158              (95)
                                                                      ---------        ---------
      Net cash used by operating activities                                (259)         (13,123)
                                                                      ---------        ---------
Cash flows from investing activities:
  Activity in available-for-sale securities
    Sales                                                                19,910            7,683
    Maturities, prepayment and calls                                      5,768           12,326
    Purchases                                                            (1,991)         (22,800)
  Activity in securities held-to-maturity
    Maturities, prepayment and calls                                      1,500                -
  Purchase of Federal Home Loan Bank stock                                 (467)             (28)
  Proceeds from sales of loans                                                -            3,812
  Loans originated, net of payments received                            (20,735)            (251)
  Purchases of banking premises and equipment                                 -             (609)
                                                                      ---------        ---------
      Net cash provided by investing activities                           3,985              133
                                                                      ---------        ---------
Cash flows from financing activities:
  Net (decrease) increase in deposits                                   (12,259)           3,209
  Proceeds from FHLB advances                                           186,951          148,176
  Repayment of FHLB advances                                           (177,760)        (138,786)
  Net increase in mortgagors' escrow accounts                               128              102
  Dividends paid                                                           (168)            (143)
  Proceeds from exercise of stock options                                     -                7
                                                                      ---------        ---------
      Net cash (used) provided by financing activities                   (3,108)          12,565
                                                                      ---------        ---------
Net change in cash and cash equivalents                                     618             (425)
Cash and cash equivalents at beginning of period                         15,701           19,800
                                                                      ---------        ---------
Cash and cash equivalents at end of period                            $  16,319        $  19,375
                                                                      =========        =========
Supplemental cash flow information:
  Interest paid                                                       $   1,838        $   2,256
  Income taxes paid                                                          20               55

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2004

1)  Basis of Presentation and Consolidation
The unaudited consolidated interim financial statements of Mystic Financial, Inc. and subsidiary ("Mystic" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2004, included in the Annual Report on Form 10-K of Mystic Financial, Inc., the holding company for Medford Co-operative Bank (the "Bank").

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

2)  Foreclosed Real Estate
Real estate acquired through foreclosure is held for sale and initially recorded at the lower of cost or fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

3)  Commitments and Contingencies
At September 30, 2004, the Bank had outstanding commitments to originate loans amounting to approximately $16.5 million, and unadvanced funds on construction loans, lines of credit and equity loans amounting to approximately $41.7 million, $11.0 million and $32.8 million, respectively. The Bank has sold loans with recourse in the amount of $352,996.

4)  Earnings Per Share
Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating earnings per share, the number of shares of common stock outstanding is reduced by shares held in treasury, shares held by the Company's Employee Stock Ownership Plan (the "ESOP") that have not been allocated or are not committed for release to participants' individual accounts, and unearned Recognition and Retention Plan (the "RRP") shares. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2004

5)  Book Value Per Share
Book value per share was $18.74 as of September 30, 2004 and $18.31 as of September 30, 2003. In calculating book value per share, the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP that have not been allocated or committed to be released to participants' individual accounts, unearned RRP shares and treasury stock. There were 1,481,296 and 1,432,094 shares of common stock outstanding as of September 30, 2004 and 2003, respectively, for purposes of calculating the Company's book value per share.

6)  Securities
The following table sets forth the Company's securities at the dates indicated.


                                         September 30, 2004         June 30, 2004
                                         ------------------      --------------------
                                         Amortized     Fair      Amortized     Fair
                                           Cost        Value       Cost        Value
                                         ---------     -----     ---------     -----
                                                        (In Thousands)

      Securities available for sale:
        U.S. Government & federal
         agency obligations              $ 3,436      $ 3,412    $ 2,444      $ 2,394
        Corporate                          6,535        6,544      8,549        8,566
        Mortgage-backed securities        44,859       44,160     67,622       65,839
        Other bonds & obligations          8,766        8,709      8,775        8,549
        Marketable equity securities       3,001        3,307      3,022        3,376
                                         -------      -------    -------      -------
            Total                        $66,597      $66,132    $90,412      $88,724
                                         =======      =======    =======      =======

      Securities held to maturity:
        U.S. Government & federal
         agency obligations              $ 9,787      $ 9,744    $11,287      $11,032
                                         =======      =======    =======      =======

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2004

7)  Loans
The following table presents selected data relating to the composition of the Company's loan portfolio (including residential mortgage loans held for sale) by type of loan on the dates indicated.


                                         September 30, 2004         June 30, 2004
                                         -------------------     -------------------
                                          Amount     Percent      Amount     Percent
                                          ------     -------      ------     -------
                                                   (Dollars in Thousands)

      Residential mortgage loans         $175,448     52.8%      $167,701     53.8%
      Commercial real estate loans         80,207     24.1%        80,071     25.7%
      Commercial loans                     23,648      7.1%        21,580      6.9%
      Consumer loans                          657      0.2%           687      0.2%
      Home equity loans                    22,506      6.8%        18,171      5.8%
      Construction loans                   32,555      9.8%        26,069      8.4%
                                         --------    -----       --------    -----
            Total loans                   335,021    100.8%       314,279    100.8%

      Less:
      Deferred loan origination fees          (57)     0.0%           (64)     0.0%
      Allowance for loan losses             2,716      0.8%         2,537      0.8%
                                         --------    -----       --------    -----
            Loans, net                   $332,362    100.0%      $311,806    100.0%
                                         ========    =====       ========    =====

8)  Allowance for Loan Losses
The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                         Three Months Ended     Three Months Ended
                                                         September 30, 2004     September 30, 2003
                                                         ------------------     ------------------
                                                                  (Dollars in Thousands)

  Average loans, net                                          $321,527               $281,616
                                                              ========               ========
  Period-end net loans                                        $332,362               $276,364
                                                              ========               ========

  Allowance for loan losses at beginning of period            $  2,537               $  2,347
  Provision for loan losses                                        179                     87
  Plus recoveries                                                    -                      5
  Loans charged-off                                                  -                     (2)
                                                              --------               --------
  Allowance for loan losses at end of period                  $  2,716               $  2,437
                                                              ========               ========

  Non-performing loans                                        $    556               $  2,435
                                                              ========               ========
Ratios:
  Allowance for loan losses to period-end net loans               0.82%                  0.88%

  Net charge-offs (recoveries) to average loans, net              0.00%                  0.00%

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2004

9)  Deposits and Federal Home Loan Bank Borrowings
The following tables set forth the Company's various types of deposit accounts and the balances in these accounts as well as the FHLB borrowings of the Company at the dates indicated.


                                       September 30, 2004      June 30, 2004
                                       -------------------     -------------------
                                        Amount     Percent      Amount     Percent
                                        ------     -------      ------     -------
                                                 (Dollars in Thousands)

Deposits:
  Savings deposits                     $ 78,345     23.1%      $ 83,001     23.6%
  NOW accounts                           26,159      7.7%        26,292      7.5%
  IOLTA accounts                         11,533      3.4%        12,505      3.6%
  Money market deposits                  51,736     15.3%        54,968     15.6%
  Demand deposits                        34,059     10.0%        36,066     10.3%
  Certificates of deposit               137,316     40.5%       138,575     39.4%
                                       --------    -----       --------    -----
  Total deposits                       $339,148    100.0%      $351,407    100.0%
                                       ========    =====       ========    =====

Federal Home Loan Bank Borrowings:
  Maturities less than one year        $ 37,500     65.7%      $ 28,300     59.1%
  Maturities greater than one year       19,552     34.3%        19,561     40.9%
                                       --------    -----       --------    -----
  Total borrowed funds                 $ 57,052    100.0%      $ 47,861    100.0%
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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2004


                                        Three Months Ended
                               -------------------------------------
                                  September 30,     September 30,
                                      2004              2003
                                  -------------     -------------
                               (In thousands, except per share data)

Net income
  As reported                         $ 205             $ 440
  Pro forma                             202               426
Basic earnings per share
  As reported                         $0.14             $0.31
  Pro forma                            0.14              0.30
Diluted earnings per share
  As reported                         $0.13             $0.29
  Pro forma                            0.13              0.28

11)  Recent Developments
On July 7, 2004, the Company entered into an agreement and plan of merger with Brookline Bancorp, Inc. ("Brookline"), pursuant to which Brookline will acquire the Company in an exchange of cash and stock. Brookline is headquartered in Brookline, Massachusetts, and operates Brookline Bank. Under the terms of agreement, stockholders of the Company will be entitled to receive either cash or shares of Brookline common stock, subject to election and allocation procedures which are intended to ensure that, in aggregate, 40% of the shares of the Company are converted into the right to receive cash of $39.00 per share and that 60% are converted into the right to receive a fixed exchange of 2.6786 shares of Brookline common stock for each share of the Company. It is anticipated that the merger will close in the first quarter of 2005, provided that regulatory and the Company shareholder approvals are obtained. In connection with the merger of the Company and Brookline, the Bank will merge into Brookline Bank.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              September 30, 2004

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion compares the consolidated financial condition of the Company at September 30, 2004 to June 30, 2004, and the results of operations for the three months ended September 30, 2004, compared to the same period in 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

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

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

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

Critical Accounting Policy
The Notes to Consolidated Financial Statements for the year ended June 30, 2004 included in our Annual Report on Form 10-K for the year ended June 30, 2004, contain a summary of the Company's significant accounting policies. The Company believes its policy with respect to the methodology for its determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Company's Audit Committee and Board of Directors.

Recent Developments
On July 7, 2004, the Company entered into an agreement and plan of merger with Brookline Bancorp, Inc. ("Brookline"), pursuant to which Brookline will acquire the Company in an exchange of cash and stock. Brookline is headquartered in Brookline, Massachusetts, and operates Brookline Bank. Under the terms of agreement, stockholders of the Company will be entitled to receive either cash or shares of Brookline common stock, subject to election and allocation procedures which are intended to ensure that, in aggregate, 40% of the shares of the Company are converted into the right to receive cash of $39.00 per share and that 60% are converted into the right to receive a fixed exchange of 2.6786 shares of Brookline common stock for each share of the Company. It is anticipated that the merger will close in the first quarter of 2005, provided that regulatory and the Company shareholder approvals are obtained. In connection with the merger of the Company and Brookline, the Bank will merge into Brookline Bank.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

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

MYSTIC FINANCIAL, INC. AND SUBSIDIARIES
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                          Three Months Ending September 30, 2004    Three Months Ending September 30, 2003
                                          --------------------------------------    --------------------------------------
                                              Average      Interest     Yield/          Average      Interest     Yield/
                                              Balance   Income/Expense   Rate           Balance   Income/Expense   Rate
                                              -------   --------------  ------          -------   --------------  ------
                                                                       (Dollars in thousands)

INTEREST-EARNING ASSETS:
Total loans, net                              $321,527      $4,548       5.66%          $281,765      $4,313       6.12%
Securities                                      95,886         835       3.48%           117,898         961       3.26%
Other earning assets                             5,398          19       1.41%             8,323          24       1.15%
                                              --------      ------                      --------      ------
      Total interest-earning assets            422,811       5,402       5.11%           407,986       5,298       5.19%
                                                            ------                                    ------
Cash and due from banks                          7,613                                     9,559
Other assets                                     7,433                                     7,980
                                              --------                                  --------
      Total assets                            $437,857                                  $425,525
                                              ========                                  ========

INTEREST-BEARING LIABILITIES:
Savings deposits                              $ 83,121         153       0.73%          $ 71,898         136       0.75%
NOW and IOLTA accounts                          34,528          13       0.15%            43,513          15       0.14%
Money market deposits                           54,690         213       1.55%            55,149         217       1.56%
Certificates of deposit                        136,169         919       2.67%           139,877       1,173       3.33%
                                              --------      ------                      --------      ------
      Total interest-bearing deposits          308,508       1,298       1.67%           310,437       1,541       1.97%
FHLB borrowings                                 54,901         492       3.56%            47,942         573       4.74%
Subordinated debt                               12,000         149       4.86%            12,000         143       4.66%
                                              --------      ------                      --------      ------
      Total interest-bearing liabilities       375,409       1,939       2.05%           370,379       2,257       2.42%
                                                            ------                                    ------
Demand deposit accounts                         33,069                                    27,369
Other liabilities                                2,096                                     2,226
                                              --------                                  --------
      Total liabilities                        410,574                                   399,974
Stockholders' equity                            27,283                                    25,551
                                              --------                                  --------
Total liabilities and stockholders' equity    $437,857                                  $425,525
                                              ========                                  ========
Net interest income                                         $3,463                                    $3,041
                                                            ======                                    ======
Interest rate spread                                                     3.06%                                     2.78%
Net interest margin                                                      3.28%                                     2.98%
Interest earning assets/interest-bearing
 liabilities                                                             1.13x                                     1.10x

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

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

These tables show that the Company benefited from lower rates of interest on its interest-bearing liabilities and that increases in volume more than offset the lower interest rates on our interest earning assets, during the three months ended September 30, 2004 as compared with the same period in 2003.

                                           Three Months Ended September 30,
                                                    2004 vs 2003
                                                 Increase (Decrease)
                                           --------------------------------
                                                       Due To
                                           --------------------------------
                                            Rate       Volume      Total
                                            ----       ------      -----
                                                   (In thousands)

Interest and dividend income:
  Loans, net                               $(344)      $ 579       $ 235
  Investments                                 62        (188)       (126)
  Other earning assets                         5         (10)         (5)
                                           -----       -----       -----
      Total                                 (277)        381         104
                                           -----       -----       -----
Interest expense:
  Savings deposits                            (4)         21          17
  NOW and IOLTA accounts                       1          (3)         (2)
  Money market deposits                       (2)         (2)         (4)
  Certificates of deposits                  (224)        (30)       (254)
                                           -----       -----       -----
  Total deposits                            (229)        (14)       (243)
  FHLB Borrowings                           (157)         76         (81)
  Subordinated debt                            6           -           6
                                           -----       -----       -----
      Total                                 (380)         62        (318)
                                           -----       -----       -----
Change in net interest income              $ 103       $ 319       $ 422
                                           =====       =====       =====

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2004 and June 30, 2004 The Company's total assets amounted to $439.4 million at September 30, 2004 compared to $441.2 million at June 30, 2004, a decrease of $1.8 million or 0.4%.

Cash and cash equivalents increased to $16.3 million at September 30, 2004 from $15.7 million at June 30, 2004, an increase of $618,000 or 3.9%. Securities available for sale decreased to $66.1 million at September 30, 2004 from $88.7 million at June 30, 2004 while securities held to maturity decreased to $9.8 million from $11.3 at June 30, 2004.

Net loans increased by $20.6 million or 6.6% to $332.4 million or 75.6% of total assets at September 30, 2004 as compared to $311.8 million or 70.7% of total assets at June 30, 2004. Commercial real estate, construction and commercial loans, net of unadvanced funds, increased by $8.7 million or 6.8% to $136.4 million at September 30, 2004 from $127.7 million at June 30, 2004. Commercial real estate loans increased by $136,000 or 0.2% to $80.2 million at September 30, 2004 from $80.1 million at June 30, 2004. Construction loans increased by $6.5 million or 24.9% to $32.6 million at September 30, 2004 from $26.1 million at June 30, 2004. Commercial loans increased by $2.1 million or 9.6% to $23.6 million at September 30, 2004 from $21.6 million at June 30, 2004.

Residential mortgage loans increased by $7.7 million or 4.6% to $175.4 million at September 30, 2004 from $167.7 million at June 30, 2004. Home equity loans increased by $4.3 million or 23.9% to $22.5 million at September 30, 2004 from $18.2 million at June 30, 2004. At September 30, 2004, the Company had $44.9 million in its servicing portfolio compared to $46.0 million at June 30, 2004.

The Company's deposits decreased to $339.1 million at September 30, 2004 from $351.4 million at June 30, 2004, a decrease of $12.3 million or 3.5%. Savings accounts decreased by $4.7 million or 5.6% to $78.3 million at September 30, 2004 from $83.0 million at June 30, 2004. Money market accounts decreased by $3.2 million or 5.9% to $51.7 million at September 30, 2004 from $55.0 million at June 30, 2003. Demand deposit accounts decreased by $2.0 million or 5.6% to $34.1 million at September 30, 2004 from $36.1 million at June 30, 2004. NOW accounts decreased by $133,000 or 0.5% to $26.2 million at September 30, 2004 from $26.3 million at June 30, 2004. Certificates of deposit decreased by $1.3 million or 0.9% to $137.3 million at September 30, 2004 from $138.6 million at June 30, 2004. IOLTA accounts decreased by $1.0 million or 7.8% to $11.5 million at September 30, 2004 from $12.5 million at June 30, 2004. Deposits are the primary source of funds for investment and lending activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions and competition.

Federal Home Loan Bank borrowings increased by $9.2 million to $57.1 million at September 30, 2004 from $47.9 million at June 30, 2004. The proceeds from the borrowings were used to fund the growth in the loan area and to replace the deposit runoff.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

Comparison of the Operating Results for the Three Months Ended September 30, 2004 and 2003

Net Income. Net income for the three months ended September 30, 2004 was $205,000, a decrease of $235,000, or 53.4%, compared to $440,000 for the three months ended September 30, 2003. The first quarter results reflect an increase in net interest income of $422,000, or 13.9%, a decrease in non-interest income of $31,000, or 9.6%, and an increase in non-interest expense of $654,000, or 25.3%. Return on average assets was 0.19% for the three months ended September 30, 2004 as compared to 0.41% for the three months ended September 30, 2003. Return on average equity was 3.01% for the three months ended September 30, 2004 as compared to 6.88% for the three months ended September 30, 2003.

Interest and Dividend Income. Total interest and dividend income increased by $104,000 or 2.0% to $5.4 million for the three months ended September 30, 2004 from $5.3 million for the three months ended September 30, 2003. The increase in interest income was a result of a higher level of loans and securities resulting from general asset growth, partially offset by a decrease in the average yield on interest-earning assets caused by generally declining interest rates.

The average balance of net loans for the three months ended September 30, 2004 was $321.5 million compared to $281.8 million for the three months ended September 30, 2003. The average yield on net loans was 5.66% for the three months ended September 30, 2004 compared to 6.12% for the three months ended September 30, 2003. This decrease in yield was the result of a high volume of higher-yielding fixed-rate loans refinancing to lower-yielding products and the adjustable-rate loans continuing to reprice at lower levels as the repricing indexes remain at historic lows.

The average balance of securities for the three months ended September 30, 2004 was $95.9 million compared to $117.9 million for the three months ended September 30, 2003. The average yield on securities was 3.48% for the three months ended September 30, 2004 compared to 3.26% for the three months ended September 30, 2003.

The average balance of other earning assets for the three months ended September 30, 2004 was $5.4 million compared to $8.3 million for the three months ended September 30, 2003. The average yield on other earning assets was 1.41% for the three months ended September 30, 2004 compared to 1.15% for the three months ended September 30, 2003.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

Interest Expense. Total interest expense decreased by $318,000 or 14.1% to $1.9 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003. Average interest-bearing deposits decreased by $1.9 million or 0.6% to $308.5 million for the three months ended September 30, 2004 from $310.4 million for the three months ended September 30, 2003. Average borrowings increased by $7.0 million to $54.9 million for the three months ended September 30, 2004 from $47.9 million for the three months ended September 30, 2003. The average rate on interest-bearing deposits decreased 30 basis points to 1.67% for the three months ended September 30, 2004 from 1.97% for the three months ended September 30, 2003, while the average rate on borrowed funds decreased 118 basis points to 3.56% from 4.74% during the same period. The decline in interest expense resulted from continued growth in lower-rate core deposits while higher-rate term deposits declined, from the prepayment and maturities of higher-cost Federal Home Loan Bank (the "FHLB") borrowings and from lower interest rates in the economy in general.

Interest expense on subordinated debt for the three months ended September 30, 2004 was $149,000 as compared to $143,000 for the three months ended September 30, 2003. Average subordinated debt for the three months ended September 30, 2004 was $12.0 million with an average rate of 4.86% as compared to $12.0 million with an average rate of 4.66% for the three months ended September 30, 2003.

Net Interest Income. Net interest income for the three months ended September 30, 2004 was $3.5 million as compared to $3.0 million for the three months ended September 30, 2003. The $422,000 increase can be attributed to a combination of the $104,000 increase in interest and dividend income, and a $318,000 decrease in interest expense on deposits, borrowed funds and subordinated debt. The average yield on interest-earning assets decreased 8 basis points to 5.11% for the three months ended September 30, 2004 from 5.19% for the three months ended September 30, 2003, while the average cost on interest-bearing liabilities decreased by 37 basis points to 2.05% for the three months ended September 30, 2004 from 2.42% for the three months ended September 30, 2003. As a result, the interest rate spread increased by 28 basis points to 3.06% for the three months ended September 30, 2004 from 2.78% for the three months ended September 30, 2003. The net interest margin increased by 30 basis points to 3.28% for the three months ended September 30, 2004 from 2.98% from the three months ended September 30, 2003.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2004 was $179,000 compared to $87,000 for the three months ended September 30, 2003. The increase in the provision for the three month period was related to growth in the overall loan portfolio. At September 30, 2004, the balance of the allowance for loan losses was $2.7 million or 0.82% of net loans. At September 30, 2003, the balance of the allowance for loan losses was $2.4 million or 0.88% of net loans.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

Provisions result from management's continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the economy and the real estate market.
Management believes that based on information currently available, the allowance for loan losses is adequate and overall credit quality remains strong.

Non-performing loans at September 30, 2004 totaled $556,000 as compared to $2.4 million at September 30, 2003. During the three months ended September 30, 2004, real estate supporting one non-performing in the amount of $1.5 million was foreclosed on. As a result, the loan balance was transferred to foreclosed real estate as of September 30, 2004.

Non-interest Income. Total non-interest income decreased by $31,000 or 9.6% to $293,000 for the three months ended September 30, 2004 as compared to $324,000 for the three months ended September 30, 2003. Gain on sale of loans decreased to $0 for the three months ended September 30, 2004 as compared to $63,000 for the three months ended September 30, 2003. Gains on the sale of securities decreased by $24,000 to $21,000 for the three months ended September 30, 2004 as compared to $45,000 for the same period last year.

Non-interest Expense. Total non-interest expense increased by $654,000 or 25.3% to $3.2 million for the three months ended September 30, 2004 as compared to $2.6 million for the three months ended September 30, 2003 due to the additional cost associated with the Malden, Massachusetts branch, which opened in September 2003, and increased professional fees associated with the previously announced merger with Brookline Bancorp, Inc.

Provision for Income Taxes. The Bank's effective tax rate for the three months ended September 30, 2004 was 39.0%, as compared to 36.3% for the three months ended September 30, 2003, as a result of a decrease in the earning assets of the Bank's operating subsidiary, Mystic Securities, Inc., which is taxed a lower rate than the Company and the Bank

Asset/Liability Management
A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Company's principal interest-earning assets have longer terms to maturity than its primary source of funds, i.e. deposits, increases in general interest rates will generally result in an increase in the Company's cost of funds before the yield on its asset portfolio adjusts upward. Banking institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

The term "interest rate sensitivity" refers to those assets and liabilities that mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions have historically operated in a mismatched position with interest-sensitive liabilities exceeding interest-sensitive assets in the short-term time periods. As noted above, one of the principal goals of the Company's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

In order to properly manage interest rate risk, the Board of Directors has established an Asset/Liability Management Committee made up of members of the Board and management to monitor the difference between the Company's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Company's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Company's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

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

The Company is required to maintain adequate levels of liquid assets. This requirement, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at September 30, 2004 was 32.6%, using the short-term assets to short-term liabilities formula defined under the Federal Deposit Insurance Corporation's Uniform Bank Performance Reports.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations, and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2004

additional funds from the FHLB. At September 30, 2004, the Company had outstanding borrowings of $57.1 million and an available line of credit of $3.5 million from the FHLB.

At September 30, 2004, the Company had $16.5 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $78.4 million at September 30, 2004.

Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank. At September 30, 2004, the Company and the Bank exceeded all of their regulatory capital requirements.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                   Mystic Financial, Inc. and Subsidiaries
                       Part I - Financial Information
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                             September 30, 2004

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Item 4.  Controls and Procedures
Management, including the Company's President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no significant changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e), during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                             September 30, 2004

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None.

Item 6.  Exhibits

      3.1   Certificates of Incorporation of Mystic Financial, Inc.*

      3.2   Bylaws of Mystic Financial, Inc.*

      4.3   Specimen of Stock Certificate of Mystic Financial, Inc.*

      31.1 Rule 13a-14(a) Certification of President and Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer and Treasurer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to Registration Statement No. 333-34447 on Form S-1 of Mystic Financial, Inc. filed with the Securities and Exchange Commission on August 27, 1997, as amended.

                   Mystic Financial, Inc. and Subsidiaries
                         Part II - Other Information
                                 Signatures
                             September 30, 2004

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MYSTIC FINANCIAL, INC.


Date:  November 10, 2004               By:  /s/ Ralph W. Dunham
       -----------------                    -------------------------------
                                            Ralph W. Dunham
                                            President and Chief Executive
                                            Officer


Date:  November 10, 2004               By:  /s/ Anthony J. Patti
       -----------------                    -------------------------------
                                            Anthony J. Patti
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer